Form 10-Q/A
period 2006-07-31
CURRENCYSHARES BRITISH POUND STERLING TRUST
filed 2007-02-28
CIK 1353611

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

_________________

FORM 10-Q/A
Amendment No. 1
_________________

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

Explanatory Note

This Form 10-Q/A (this “Amendment”) hereby amends the Quarterly Report on Form 10-Q of CurrencySharesSM British Pound Sterling Trust (the “Trust”) for the quarterly period ended July 31, 2006, filed on September 14, 2006 (the “Original Filing”). The revisions contained in this Amendment include the restatement of the financial statements of the Trust to correct an accounting error for the British Pound Sterling received by the Trust in Basket (as defined below) creations and paid by the Trust in Basket redemptions that related to accrued interest. Such interest receipts or payments were incorrectly included in the calculation of interest receivable and interest income of the Trust, rather than cash and redeemable capital shares. Additionally, Part I, Item 4 — Controls & Procedures and Part II, Item 1A — Risk Factors have been amended. Finally, in accordance with applicable Securities and Exchange Commission (“SEC”) rules, this Form 10-Q/A includes updated certifications from the Sponsor’s principal executive officer and principal financial officer.

For the convenience of the reader, the remaining sections of the Original Filing, although not revised, are restated in this Amendment. Accordingly, this Amendment continues to describe conditions as of the date of the Original Filing, and should be read in conjunction with filings of the Trust made with the SEC subsequent to the Original Filing.

CURRENCYSHARESSM BRITISH POUND STERLING TRUST
INDEX

Caption		Page
PART I	FINANCIAL INFORMATION
Item 1.	Financial Statements

Statements of Financial Condition at July 31, 2006 (unaudited) and June 8, 2006 (Date of Inception)	3
Statement of Income and Comprehensive Income for the period from June 8, 2006 (Date of Inception) to July	4
31, 2006 (unaudited and restated)
Statement of Changes in Shareholders’ Equity for the period from June 8, 2006 (Date of Inception) to July	5
31, 2006 (unaudited and restated)
Statement of Cash Flows for the period from June 8, 2006 (Date of Inception) to July 31, 2006 (unaudited	6
and restated)
Notes to Financial Statements (unaudited)	7

Item 1.      FINANCIAL STATEMENTS

CurrencyShares British Pound Sterling Trust

Statements of Financial Condition

(Unaudited)

	July 31, 2006	June 8, 2006 [Date of Inception]
Assets
Current Assets
British Pound Sterling deposits	$28,027,500	$184
Receivable from accrued interest	99,610	--

Total Assets	$28,127,110	$184

Liabilities and Shareholders’ Equity
Current Liabilities
Accrued Sponsor's fee	$9,539	$--

Total Liabilities	9,539	--
Commitments and Contingent Liabilities (note 7)	--	--
Redeemable Capital Shares, at redemption value, no par value,
8,000,000 authorized - 150,000 issued and outstanding	28,117,571	184
Shareholders’ Equity - Retained Earnings and Cumulative
Translation Adjustment	--	--

Total Liabilities and Shareholders’ Equity	$28,127,110	$184

See Notes to Financial Statements.

CurrencyShares British Pound Sterling Trust

Statement of Income and Comprehensive Income

(Unaudited)

Income	June 8, 2006 [Date of Inception] to July 31, 2006 (Restated)
Interest income	$114,141

Total Income	114,141
Expenses
Sponsor’s fee	(10,920)

Total Expenses	(10,920)
Net Income	$103,221

Other Comprehensive Income
Currency translation adjustment	1,471

Total Comprehensive Income	$104,692

Earnings per share	$0.91
Weighted-average Shares Outstanding	113,889
Cash Dividends per Share	$0.27

See Notes to Financial Statements.

CurrencyShares British Pound Sterling Trust

Statement of Changes in Shareholders’ Equity

(Unaudited)

June 8, 2006 [Date of Inception] to July 31, 2006 (Restated)
Retained Earnings Balance, Beginning of Period	$--
Net Income	103,221
Dividends from Net Investment Income	(30,429)
Adjustment of redeemable capital shares to redemption value	(72,792)

Retained Earnings Balance, End of Period	$--

Cumulative Translation Adjustment, Beginning of Period	$--
Currency translation adjustment	1,471
Adjustment of redeemable capital shares to redemption value	(1,471)

Cumulative Translation Adjustment, End of Period	$--

See Notes to Financial Statements.

CurrencyShares British Pound Sterling Trust

Statement of Cash Flows

(Unaudited)

June 8, 2006 [Date of Inception] to July 31, 2006 (Restated)
Cash flows from operating activities
Cash received for interest income	$15,932
Cash paid for expenses	(1,516)

Net cash provided by operating activities	14,416
Cash flows from financing activities
Cash received on issuance of redeemable shares	55,311,568
Cash paid to redeem redeemable shares	(27,662,378)
Cash paid for distributions	(30,429)

Net cash provided by financing activities	27,618,761
Increase in cash	27,633,177
Cash at beginning of period	184
Adjustment to period cash flows due to currency movement	394,139

Cash at end of period	$28,027,500

Reconciliation of net income to net cash provided by operating activities
Net income	$103,221
Adjustments to reconcile net income to net cash provided
by operating activities
Increase in receivable from accrued interest	(99,610)
Currency translation adjustment	1,266
Increase in accrued sponsor fee	9,539

Net cash provided by operating activities	$14,416

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

        The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions for Form 10-Q. The balance sheet as of June 8, 2006 is derived from audited financial statements. In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Trust’s financial statements included in the registration statement on Form S-1 as filed on June 13, 2006.

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

B. Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of the assets, liabilities and disclosures of contingent liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the period. Actual results could differ from those estimates.

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

The functional currency of the Trust is the British Pound Sterling in accordance with Financial Accounting Standard (“FAS”) 52, Foreign Currency Translation. For financial statement reporting purposes, USD is the reporting currency. As a result, the financial statements are translated from British Pound Sterling to USD. The Noon Buying Rate on the last day of the period is used for translation in the statements of financial condition. The average Noon Buying Rate for the period is used for translation in the statements of income and comprehensive income and the statement of cash flows. Any currency translation adjustment is included in comprehensive income.

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

3. Restatement of Interim Financial Statements

The Sponsor restated the interim financial statements previously filed with the Trust’s unaudited Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2006. The restated financial statements correct an accounting error for the British Pound Sterling received by the Trust in Basket creations and paid by the Trust in Basket redemptions that related to accrued interest. Such interest receipts or payments were incorrectly included in the calculation of interest receivable and interest income of the Trust, rather than cash and redeemable capital shares. Additionally, the translation of these receipts or payments to USD resulted in adjustments to the corresponding Currency Translation Adjustment balances.

The restatement has the following impact on the financial statements for the Trust’s quarterly period ended July 31, 2006:

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

4. Redeemable Capital Shares

Shares are classified as “redeemable” for financial statement purposes, since they are subject to redemption. Shares are issued and redeemed continuously in Baskets of 50,000 Shares in exchange for British Pound Sterling. Individual investors cannot purchase or redeem Shares in direct transactions with the Trust. Only Authorized Participants (as defined below) may place orders to create and redeem Baskets. An Authorized Participant is a Depository Trust Company (“DTC”) participant that is a registered broker-dealer or other institution eligible to settle securities transactions though the book-entry facilities of DTC and which has entered into a contractual arrangement with the Trust and the Sponsor governing, among other matters, the creation and redemption process. Authorized Participants may redeem their Shares at any time in the prescribed aggregations of 50,000-Share Baskets.

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

Activity in redeemable capital Shares is as follows:

	Period from June 8, 2006 [Date of Inception] to July 31, 2006 (Restated)
	Shares	US Dollar Amount
Opening balance
	1	$184
Shares redeemed	(150,001)	(27,662,378)
Shares issued	300,000	55,311,568
Adjustment to period Shares due to currency
movement and other	--	468,197

Ending Redemption Balance	150,000	$28,117,571

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

5. Sponsor’s Fee

The Sponsor’s fee accrues daily at an annual nominal rate of 0.40% of the British Pound Sterling in the Trust (including all unpaid interest but excluding unpaid fees, each as accrued through the immediately preceding day) and is paid monthly.

The Sponsor assumes and pays the following administrative and marketing expenses incurred by the Trust: the Trustee’s monthly fee, NYSE listing fees, SEC registration fees, typical maintenance and transaction fees of the Depository, printing and mailing costs, audit fees and expenses, up to $100,000 per year in legal fees and expenses, and applicable license fees. The Sponsor also paid the costs of the Trust’s organization and the initial sales of the Shares, which were approximately $347,000 when the Trust was formed.

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

6. Related Parties

The Sponsor is a related party of the Trust. The Sponsor oversees the performance of the Trustee and the Trust’s principal service providers, including the preparation of financial statements, but does not exercise day-to-day oversight over the Trustee or the Trust’s service providers. The Sponsor paid the costs of the Trust’s organization and the initial sales of the Shares, as described in Note 4.

7. Concentration Risk

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

8. Commitments and Contingencies

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

FXB Distribution History
Date	Value	NAV	Yield	Annualized Yield
7/3/2006	$0.2036	$184.18	0.11	1.24

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

Item 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

Item 4.      CONTROLS AND PROCEDURES

The Sponsor maintains disclosure controls and procedures on behalf of the Trust. The term “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15a-15(e) under the Securities Exchange Act of 1934) means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that the Trust files or submits to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. The Trust’s disclosure controls and procedures are designed by or under the supervision of the Sponsor’s chief executive officer and chief financial officer who exercise oversight over the Trust, as the Trust has no officers. The chief executive officer and chief financial officer of the Sponsor have evaluated the effectiveness of the Trust’s disclosure controls and procedures as of July 31, 2006. Based on that evaluation, the chief executive officer and chief financial officer of the Sponsor have concluded that the disclosure controls and procedures of the Trust were not effective as a result of the material weakness discussed below as of July 31, 2006.

A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financials will not be prevented or detected.

As of July 31, 2006, the Trust did not maintain effective control over the accuracy of its interest income. Specifically, the Trust did not maintain effective control to ensure that the foreign currency received by the Trust in Basket creations and paid by the Trust in Basket redemptions was included in the calculation of income of the Trust, rather than in capital in accordance with accounting principles generally accepted in the United States of America and that the calculation was reviewed appropriately by the Sponsor. This control deficiency resulted in the restatement of the Trust’s fiscal 2006 condensed financial statements for all interim periods and audit adjustments to the financial statements prepared by the Sponsor for the fiscal year ending October 31, 2006. Additionally, this control deficiency could result in a misstatement of interest income and accrued interest that would, in turn, result in a material misstatement of annual or interim financial statements that would not be prevented or detected. Accordingly, the sponsor’s management has determined that this control deficiency constitutes a material weakness.

Remediation Plan

The Sponsor has worked with and will continue to work with the Trustee, which provides financial statement information for the Trust, to remedy the issue. The Trustee has advised the Sponsor that it has implemented procedures and controls to better assure that these payments will be accounted for properly in the current year and all future financial statements of the Trust. In addition, the Sponsor has enhanced procedures and controls in connection with the review of all financial statement information provided by the Trustee to better assure that this type of error, or others like it, is detected in future financial statements.

PART II — OTHER INFORMATION

Item 1.      Legal Proceedings

None.

Item 1A.      Risk Factors

There have been no material changes from the risk factors disclosed in the “Risk Factors” section of the Trust’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on January 29, 2007.

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

RYDEX SPECIALIZED PRODUCTS LLC
D/B/A RYDEX INVESTMENTS,
SPONSOR OF CURRENCYSHARESSM BRITISH POUND STERLING TRUST
Date: February 28, 2007	By: /s/ NICK BONOS
Nick Bonos
Chief Financial Officer
(principal financial officer)