Form 10-Q
period 2007-01-31
CURRENCYSHARES BRITISH POUND STERLING TRUST
filed 2007-03-19
CIK 1353611

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2007

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 001-32906

CurrencySharesSM British Pound Sterling Trust

Sponsored by Rydex Specialized Products LLC,

d/b/a Rydex Investments

(Exact name of registrant as specified in its charter)

New York	No. 03-6118853
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

9601 Blackwell Road, Suit 500
Rockville, Maryland	20850
(Address of principal executive offices)	(Zip Code)

(301) 296-5100

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐    No ☒.

CURRENCYSHARESSM BRITISH POUND STERLING TRUST

INDEX

Caption	Page
PART I FINANCIAL INFORMATION

Item 1. Financial Statements

Statements of Financial Condition at January 31, 2007 (unaudited) and October 31, 2006	2

Statement of Income and Comprehensive Income for the three months ended January 31, 2007 (unaudited)	3

Statements of Changes in Shareholders’ Equity for the three months ended January 31, 2007 (unaudited) and the period from June 8, 2006 (date of inception) to October 31, 2006	4

Statement of Cash Flows for the three months ended January 31, 2007 (unaudited)	5

Notes to Financial Statements (unaudited)	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3. Quantitative and Qualitative Disclosures about Market Risk	15

Items 4. Controls and Procedures	15

Part II OTHER INFORMATION

Item 1. Legal Proceedings	17

Item 1A. Risk Factors	17

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	17

Item 3. Defaults upon Senior Securities	17

Item 4. Submission of Matters to a Vote of Security Holders	17

Item 5. Other Information	17

Item 6. Exhibits	17

SIGNATURES

Item 1.	FINANCIAL STATEMENTS

CurrencySharesSM British Pound Sterling Trust

Statements of Financial Condition

(Unaudited)

	January 31, 2007	October 31, 2006
	(Unaudited)
Assets
Current Assets
British Pound Sterling deposits, interest bearing	$58,833,000	$57,252,000
British Pound Sterling deposits, non-interest bearing
Receivable from accrued interest	242,751	216,666

Total Assets	$59,075,751	$57,468,666

Liabilities and Shareholders’ Equity
Current Liabilities
Accrued Sponsor’s fee	$20,032	$19,488

Total Liabilities	20,032	19,488

Commitments and Contingent Liabilities (note 7)	—	—

Redeemable Capital Shares, at redemption value, no par value, 8,000,000 authorized – 300,000 issued and outstanding	59,055,719	57,449,178
Shareholders’ Equity – Retained Earnings and Cumulative Translation Adjustment	—	—

Total Liabilities and Shareholders’ Equity	$59,075,751	$57,468,666

See Notes to Financial Statements.

CurrencySharesSM British Pound Sterling Trust

Statement of Income and Comprehensive Income

(Unaudited)

Three months ended January 31, 2007
Income
Interest income	$696,548

Total Income	696,548

Expenses
Sponsor’s fee	(58,928)

Total Expenses	(58,928)

Net Income	$637,620

Other Comprehensive Income
Currency translation adjustment	5,509

Total Comprehensive Income	$643,129

Earnings per share	$2.13
Weighted-average Shares Outstanding	300,000
Cash Dividends per Share	$2.06

See Notes to Financial Statements.

CurrencySharesSM British Pound Sterling Trust

Statements of Changes in Shareholders’ Equity

	Three months ended January 31, 2007	June 8, 2006 [Date of Inception] to October 31, 2006
	(Unaudited)
Retained Earnings Balance, Beginning of Period	$—	$—
Net Income	637,620	542,415
Distributions Paid	(617,697)	(402,570)
Adjustment of redeemable capital shares to redemption value	(19,923)	(139,845)

Retained Earnings Balance, End of Period	—	—

Cumulative Translation Adjustment, Beginning of Period	$—	$—
Currency translation adjustment	5,509	11,376
Adjustment of redeemable capital shares to redemption value	(5,509)	(11,376)

Cumulative Translation Adjustment, End of Period	$—	$—

See Notes to Financial Statements.

CurrencySharesSM British Pound Sterling Trust

Statement of Cash Flows

(Unaudited)

Three months ended January 31, 2007
Cash flows from operating activities
Cash received for accrued income	$676,619
Cash paid for expenses	(58,922)

Net cash provided by operating activities	617,697

Cash flows from financing activities
Cash received to purchase redeemable shares	—
Cash paid to redeem redeemable shares	—
Cash paid for distributions	(617,697)

Net cash used in financing activities	(617,697)

Adjustment to period cash flows due to currency movement	1,581,000

Increase in cash	1,581,000
Cash at beginning of period	57,252,000

Cash at end of period	$58,833,000

Reconciliation of net income to net cash provided by operating activities

Net income	$637,620
Adjustments to reconcile net income to net cash provided by operating activities
Increase in receivable from accrued interest	(242,751)
Decrease in prior period receivable from accrued interest	216,666
Currency translation adjustment	5,618
Increase in accrued sponsor fee	20,032
Decrease in prior period accrued sponsor fee	(19,488)

Net cash provided by operating activities	$617,697

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

The investment objective of the Trust is for the Trust’s shares (the “Shares”) to reflect the price of the British Pound Sterling plus accrued interest less Trust’s expenses and liabilities. The Shares are intended to provide investors with a simple, cost-effective means of gaining investment benefits similar to those of holding British Pound Sterling. The Trust’s assets primarily consist of British Pound Sterling on demand deposit in two deposit accounts maintained by the Depository: a primary deposit account which earns interest and a secondary deposit account which does not earn interest. The secondary deposit account is used only in connection with mid-month creations and redemptions of blocks of 50,000 Shares (“Baskets”). The secondary account is used to account for interest that has been earned on the primary deposit account during the month but not yet paid and to receive interest earned on the primary deposit account, pay Trust expenses and distribute any excess interest to shareholders on a monthly basis.

The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q. In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Trust’s financial statements included in the Form 10-K as filed on January 29, 2007.

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

C. Federal Income Taxes

The Trust is treated as a “grantor trust” for federal income tax purposes and, therefore, no provision for federal income taxes is required. Interest, gains and losses are “passed through” to the holders of Shares (‘Shareholders”) of the Trust.

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

E. Dividends

To the extent that the interest earned by the Trust exceeds the sum of the Sponsor’s fee for the prior month plus other Trust expenses, if any, the Trust will distribute, as a dividend, the excess interest earned in British Pound Sterling effective on the first business day of the subsequent month. The Trustee will direct that the excess British Pound Sterling be converted into USD at the prevailing market rate and the Trustee will distribute the USD as promptly as practicable to Shareholders on a pro rata basis (in accordance with the number of Shares that they own). For the month of January, 2007, an income distribution of $0.74368 per share was paid on February 8, 2007.

3. British Pound Sterling Deposits

British Pound Sterling principal deposits are held in a British Pound Sterling denominated, interest-bearing demand account. For the three months ending January 31, 2007, there were no British Pound Sterling principal deposits and no British Pound Sterling principal redemptions resulting in an ending British Pound Sterling principal balance of 30,000,000. This equates to 58,833,000 USD. For the period from June 8, 2006 (Date of Inception) to October 31, 2006, there were British Pound Sterling principal deposits of 45,000,000 and British Pound Sterling principal redemptions of 15,000,100 resulting in an ending British Pound Sterling principal balance of 30,000,000. This equated to 57,252,000 USD. In addition, net interest associated with creation and redemption activity is held in a British Pound Sterling-denominated non-interest-bearing account, and any balance is distributed in full as part of the monthly income distributions.

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

Activity in redeemable capital Shares is as follows:

	Three months ended January 31, 2007		Period from June 8, 2005 [Date of Inception] to October 31, 2006
	Shares	U.S. Dollar Amount	Shares	U.S. Dollar Amount
Opening balance	300,000	$57,449,178	1	$184
Shares issued	—	—	450,000	84,196,538
Shares redeemed	—	—	(150,001)	(28,067,442)

Adjustment to period Shares due to currency movement and other	—	1,606,541	—	1,319,898

Ending redemption balance	300,000	$59,055,719	300,000	$57,449,178

The Trustee will calculate the Trust’s NAV each business day. To calculate the NAV, the Trustee will subtract the Sponsor’s accrued fee through the previous day from the British Pound Sterling held by the Trust (including all unpaid interest accrued through the preceding day) and calculate the value of the British Pound Sterling in USD based upon the Noon Buying Rate. If, on a particular evaluation day, the Noon Buying Rate has not been determined and announced by 2:00 PM (New York time), then the most recent Federal Reserve Bank of New York determination of the Noon Buying Rate shall be used to determine the NAV of the Trust unless the Trustee, in consultation with the Sponsor, determines that such price is inappropriate to use as the basis for such valuation. In the event that the Trustee and the Sponsor determine that the most recent Federal Reserve Bank of New York determination of the Noon Buying Rate is not an appropriate basis for valuation of the Trust’s British Pound Sterling, they shall determine an alternative basis for such evaluation to be employed by the Trustee. The Trustee also determines the NAV per Share, which equals the NAV of the Trust divided by the number of outstanding Shares. Shares deliverable under a purchase order are considered outstanding for purposes of determining NAV per Share; Shares deliverable under a redemption order are not considered outstanding for this purpose.

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

6. Related Parties

The Sponsor is a related party of the Trust. The Sponsor oversees the performance of the Trustee and the Trust’s principal service providers, including the preparation of financial statements, but does not exercise day-to-day oversight over the Trustee or the Trust’s service providers. The Sponsor has paid the costs of the Trust’s organization and the initial sales of the Shares, as described in Note 5.

7. Concentration Risk

All of the Trust’s assets are British Pound Sterling, which creates a concentration risk associated with fluctuations in the price of the British Pound Sterling. Accordingly, a decline in the price of the British Pound Sterling to USD exchange rate will have an adverse effect on the value of the Shares. Factors that may have the effect of causing a decline in the price of the British Pound Sterling include national debt levels and trade deficits, domestic and foreign inflation rates, domestic and foreign interest rates, investment and trading activities of institutions and global or regional political, economic or financial events and situations. Substantial sales of British Pound Sterling by the official sector (central banks, other governmental agencies and related institutions that buy, sell and hold British Pound Sterling as part of their reserve assets) could adversely affect an investment in the Shares.

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

The discussion and analysis which follows may contain statements that relate to future events or future performance. In some cases, such forward-looking statements can be identified by terminology such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek,” “outlook” and “estimate” as well as similar words and phrases that signify forward-looking statements. Neither the Sponsor nor any other person assumes responsibility for the accuracy or completeness of forward-looking statements. Further, these forward-looking statements are made as of the date of this report, and will not be revised or updated to reflect actual results or changes in the Sponsor’s expectations or predictions.

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

Definition of Net Asset Value, Valuation of British Pound Sterling

The net asset value (“NAV”) of the Trust is the aggregate value, expressed in U.S. Dollars (“USD”), of the Trust’s assets. To calculate the NAV, the Trustee adds to the amount of British Pound Sterling in the Trust at the end of the preceding business day accrued but unpaid interest,

British Pound Sterling receivable under pending purchase orders and the value of other Trust assets, and subtracts the accrued but unpaid Sponsor’s fee, British Pound Sterling payable under pending redemption orders and other Trust expenses and liabilities, if any.

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

The Sponsor publishes the NAV and NAV per Share on each day that the NYSE is open for regular trading on the Trust’s website, www.currencyshares.com .

The following chart illustrates the movement in the price of the Shares based on NAV per Share and the “bid” and “ask” midpoint offered on the NYSE as of the Noon Buying Rate versus the corresponding British Pound Sterling (expressed as a multiple of 100 British Pound Sterling – Noon Buying Rate x 100):

Liquidity

The Sponsor is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to the Trust’s liquidity needs. The Trust’s Depository, JPMorgan Chase, London Branch, maintains two deposit accounts for the Trust, a primary deposit account that earns interest and a secondary deposit account that does not earn interest. Interest on the primary deposit account accrues daily and is paid monthly. The interest rate paid as of January 31, 2007 was an annual nominal rate of 4.95%. The following chart provides the daily rate paid by the Depository since the Shares began trading on the NYSE:

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

FXB Distribution History
Date	Value	NAV	Yield	Annlzd Yield
1/3/2007	$0.72	$195.05	0.37%	4.28%
12/1/2006	$0.68	$198.01	0.35%	4.14%
11/1/2006	$0.66	$190.93	0.34%	4.00%
10/2/2006	$0.62	$188.65	0.33%	3.94%
9/1/2006	$0.65	$190.58	0.34%	3.98%
8/1/2006	$0.60	$187.13	0.32%	3.85%
7/3/2006	$0.20	$184.18	0.11%	3.98%

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

In addition to the description below, please refer to Note 2 to the consolidated financial statements for further discussion of our accounting policies.

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

The functional currency of the Trust is the British Pound Sterling in accordance with Financial Accounting Standard 52, Foreign Currency Translation.

Results of Operations

The trust was formed on June 8, 2006 when the Sponsor deposited 100 British Pound Sterling with the Depository in exchange for one Share. The Depository received 15,000,000 British Pound Sterling on behalf of the Trust in exchange for 150,000 Shares on June 21, 2006. Trading in the Shares of the Trust on the NYSE commenced on June 26, 2006. Through January 31, 2007 an additional 150,000 Shares had been created in exchange for 15,000,000 British Pound Sterling and the seed capital of 100 British Pound Sterling had been redeemed.

As of January 31, 2007 the amount of British Pound Sterling owned by the Trust was 30,000,000 resulting in a value of $ 58,833,000 based on the NAV on January 31, 2007.

Movements in the Price of British Pound Sterling

The investment objective of the Trust is for the Shares to reflect the price of the British Pound Sterling plus accrued interest, less the expenses of the Trust’s operations. The Shares are intended to provide institutional and retail investors with a simple, cost-effective means of gaining investment benefits similar to those of holding British Pound Sterling. Each outstanding Share represents a proportional interest in the British Pound Sterling held by the Trust. The following chart provides recent trends on the price of British Pound Sterling. The chart illustrates movements in the price of British Pound Sterling in USD during the period from August 1, 2005 to January 31, 2007 and is based on the Noon Buying Rate as determined by the Federal Reserve Bank of New York:

Historical values of the Noon Buying Rate can be obtained at http://www.ny.frb.org/markets/fxrates/noon.cfm .

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

Item 4.	CONTROLS AND PROCEDURES

The Trust maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) designed to ensure that information required to be disclosed by the Trust is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms. The Trust’s disclosure controls and procedures are designed by or under the supervision of the Sponsor’s chief executive officer and chief financial officer who exercise oversight over the Trust as the Trust has no officers. The chief executive officer and chief financial officer of the Sponsor have evaluated the effectiveness of the Trust’s disclosure controls and procedures as of January 31, 2007. Based on that evaluation, the chief executive officer and chief financial officer of the Sponsor have concluded that the disclosure controls and procedures of the Trust were effective as of the end of the period covered by this report. There were no changes in the Trust’s internal control over financial reporting that occurred during the Trust’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

There have been no material changes from the risk factors disclosed in the “Risk Factors” section of the Trust’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on January 29, 2007.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None.

(b)	Not applicable.

(c)	None.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Number	Description of Exhibit
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RYDEX SPECIALIZED PRODUCTS LLC D/B/A RYDEX INVESTMENTS, SPONSOR OF CURRENCYSHARESSM BRITISH POUND STERLING TRUST

Date: March 19, 2007	By:	/s/ Nick Bonos
Nick Bonos
Chief Financial Officer
(principal financial officer)