Form 10-Q
period 2007-04-30
CURRENCYSHARES BRITISH POUND STERLING TRUST
filed 2007-06-14
CIK 1353611

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

  X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2007

or

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

CURRENCYSHARESSM BRITISH POUND STERLING TRUST
INDEX

Item 1. FINANCIAL STATEMENTS

CurrencySharesSM British Pound Trust
Statements of Financial Condition

	April 30, 2007 (Unaudited)	October 31, 2006
Assets
Current Assets
British Pound deposits, interest bearing	$60,000,000	$57,252,000
British Pound deposits, non-interest bearing	--	--
Receivable from accrued interest	243,067	216,666

Total Assets	$60,243,067	$57,468,666

Liabilities and Shareholders’ Equity
Current Liabilities
Accrued Sponsor’s fee	$19,768	$19,488

Total Liabilities	19,768	19,488
Commitments and Contingent Liabilities (note 7)	--	--
Redeemable Capital Shares, at redemption value, no par value, 8,000,000 authorized - 300,000
issued and outstanding	60,223,299	57,449,178
Shareholders’ Equity - Retained Earnings and Cumulative Translation Adjustment	--	--

Total Liabilities and Shareholders’ Equity	$60,243,067	$57,468,666

See Notes to Financial Statements.

CurrencySharesSM British Pound Trust
Statements of Income and Comprehensive Income
(Unaudited)

	Three months ended April 30, 2007	Six months ended April 30, 2007
Income
Interest income	$709,297	$1,405,845

Total Income	709,297	1,405,845
Expenses
Sponsor’s fee	57,596	116,524

Total Expenses	57,596	116,524
Net Income	$651,701	$1,289,321

Other Comprehensive Income
Currency translation adjustment	11,810	17,319

Total Comprehensive Income	$663,511	$1,306,640

Earnings per share	$2.17	$4.30
Weighted-average Shares Outstanding	300,000	300,000
Cash Dividends per Share	$2.18	$4.24

See Notes to Financial Statements.

CurrencySharesSM British Pound Trust
Statement of Changes in Shareholders’ Equity

	Six months ended April 30, 2007 (Unaudited)	June 8, 2006 [Date of Inception] to October 31, 2006
Retained Earnings Balance, Beginning of Period	$--	$--
Net Income	1,289,321	542,415
Distributions Paid	(1,272,909)	(402,570)
Adjustment of redeemable capital shares to redemption value	(16,412)	(139,845)

Retained Earnings Balance, End of Period	--	--

Cumulative Translation Adjustment, Beginning of Period	$--	$--
Currency translation adjustment	17,319	11,376
Adjustment of redeemable capital shares to redemption value	(17,319)	(11,376)

Cumulative Translation Adjustment, End of Period	$--	$--

See Notes to Financial Statements.

CurrencySharesSM British Pound Trust
Statement of Cash Flows
(Unaudited)

Six months ended April 30, 2007
Cash flows from operating activities
Cash received for accrued income	$1,390,074
Cash paid for expenses	(117,165)

Net cash provided by operating activities	1,272,909
Cash flows from financing activities
Cash received to purchase redeemable shares	--
Cash paid to redeem redeemable shares	--
Cash paid for distributions	(1,272,909)

Net cash used in financing activities	(1,272,909)
Adjustment to period cash flows due to currency movement	2,748,000

Increase in cash	2,748,000
Cash at beginning of period	57,252,000

Cash at end of period	$60,000,000

Reconciliation of net income to net cash provided by operating activities
Net income	$1,289,321
Adjustments to reconcile net income to net cash provided by operating activities
Increase in receivable from accrued interest	(243,067)
Decrease in prior period receivable from accrued interest	216,666
Currency translation adjustment	9,709
Increase in accrued sponsor fee	19,768
Decrease in prior period accrued sponsor fee	(19,488)

Net cash provided by operating activities	$1,272,909

See Notes to Financial Statements.

Notes to Financial Statements
(Unaudited)

1. Organization and Description of the Trust

The CurrencySharesSM British Pound Trust (the “Trust”) was formed under the laws of the State of New York on June 8, 2006 when Rydex Specialized Products LLC d/b/a “Rydex Investments” (the “Sponsor”) deposited 100 British Pounds in the Trust’s primary deposit account held by JPMorgan Chase Bank N.A., London Branch (the “Depository”). The Sponsor is a Delaware limited liability company whose sole member is PADCO Advisors II, Inc. (also d/b/a “Rydex Investments”). The Sponsor is responsible for, among other things, overseeing the performance of The Bank of New York (the “Trustee”) and the Trust’s principal service providers, including the preparation of financial statements. The Trustee is responsible for the day-to-day administration of the Trust.

The investment objective of the Trust is for the Trust’s shares (the “Shares”) to reflect the price of the British Pound plus accrued interest less Trust’s expenses and liabilities. The Shares are intended to provide investors with a simple, cost-effective means of gaining investment benefits similar to those of holding British Pounds. The Trust’s assets primarily consist of British Pounds on demand deposit in two deposit accounts maintained by the Depository: a primary deposit account which earns interest and a secondary deposit account which does not earn interest. The secondary deposit account is used only in connection with mid-month creations and redemptions of blocks of 50,000 Shares (“Baskets”). The secondary account is used to account for interest that has been earned on the primary deposit account during the month but not yet paid and to receive interest earned on the primary deposit account, pay Trust expenses and distribute any excess interest to holders of Shares (“Shareholders”) on a monthly basis.

The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q. In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Trust’s financial statements included in the Trust’s Annual Report on Form 10-K filed on January 29, 2007.

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

B. Foreign Currency Translation

The Trustee calculates the Trust’s net asset value (“NAV”) each business day, as described in Note 3. For NAV calculation purposes, British Pound Deposits (cash) are translated at the Noon Buying Rate, which is the U.S. Dollar (“USD”)/ British Pound exchange rate as determined and published by the Federal Reserve Bank of New York as of 12:00 PM (New York time) on each day that the New York Stock Exchange (“NYSE”) is open for regular trading.

The functional currency of the Trust is the British Pound in accordance with Financial Accounting Standard (“FAS”) 52, Foreign Currency Translation. For financial statement reporting purposes, the U.S. Dollar is the reporting currency. As a result, the financial statements are translated from British Pounds to USD. The Noon Buying Rate on the last day of the period is used for translation in the statements of financial condition. The average Noon Buying Rate for the period is used for translation in the statement of income and comprehensive income and the statement of cash flows. Any currency translation adjustment is included in comprehensive income.

C. Federal Income Taxes

The Trust is treated as a “grantor trust” for federal income tax purposes and, therefore, no provision for federal income taxes is required. Interest, gains and losses are “passed through” to the Shareholders.

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

The Trust does not expect to generate taxable income except for gain (if any) upon the sale of British Pounds and interest income. A non-U.S. Shareholder generally will not be subject to U.S. federal income tax with respect to gain recognized upon the sale or other disposition of Shares, or upon the sale of British Pounds by the Trust, unless: (1) the non-U.S. Shareholder is an individual and is present in the United States for 183 days or more during the taxable year of the sale or other disposition, and the gain is treated as being from United States sources; or (2) the gain is effectively connected with the conduct by the non-U.S. Shareholder of a trade or business in the United States.

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

E. Dividends

To the extent that the interest earned by the Trust exceeds the sum of the Sponsor’s fee for the prior month plus other Trust expenses, if any, the Trust will distribute, as a dividend, the excess interest earned in British Pounds effective on the first business day of the subsequent month. The Trustee will direct that the excess British Pounds be converted into USD at the prevailing market rate and the Trustee will distribute the USD as promptly as practicable to Shareholders on a pro rata basis (in accordance with the number of Shares that they own). For the month of April, 2007, an income distribution of $0.744220 per share was paid on May 8, 2007.

3. British Pound Deposits

British Pound principal deposits are held in a British Pound -denominated, interest-bearing demand account. For the six months ending April 30, 2007, there were no British Pound principal deposits and no British Pound principal redemptions resulting in an ending British Pound principal balance of 30,000,000. This equates to 60,000,000 USD. For the period from June 8, 2006 (Date of Inception) to October 31, 2006, there were British Pound principal deposits of 45,000,000 and British Pound principal redemptions of 15,000,100 resulting in an ending British Pound principal balance of 30,000,000. This equated to 57,252,000 USD. In addition, net interest associated with creation and redemption activity is held in a British Pound -denominated non-interest-bearing account, and any balance is distributed in full as part of the monthly income distributions.

4. Redeemable Capital Shares

Shares are classified as “redeemable” for financial statement purposes, since they are subject to redemption. Shares are issued and redeemed continuously in Baskets in exchange for British Pounds. Individual investors cannot purchase or redeem Shares in direct transactions with the Trust. Only Authorized Participants (as defined below) may place orders to create and redeem Baskets. An Authorized Participant is a DTC participant that is a registered broker-dealer or other institution eligible to settle securities transactions though the book-entry facilities of the DTC and which has entered into a contractual arrangement with the Trust and the Sponsor governing, among other matters, the creation and redemption process. Authorized Participants may redeem their Shares at any time in Baskets.

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

Activity in redeemable capital Shares is as follows:

	Six months ended April 30, 2007		Period from June 8, 2006 [Date of Inception] to October 31, 2006
	Shares	U.S. Dollar Amount	Shares	U.S. Dollar Amount
Opening balance	300,000	$57,449,178	1	$184
Shares issued	--	--	450,000	84,196,538
Shares redeemed	--	--	(150,001)	(28,067,442)
Adjustment to period Shares due to currency
movement and other	--	2,774,121	--	1,319,898

Ending redemption balance	300,000	$60,223,299	300,000	$57,449,178

The Trustee will calculate the Trust’s NAV each business day. To calculate the NAV, the Trustee will subtract the Sponsor’s accrued fee through the previous day from the British Pounds held by the Trust (including all unpaid interest accrued through the preceding day) and calculate the value of the British Pounds in USD based upon the Noon Buying Rate. If, on a particular evaluation day, the Noon Buying Rate has not been determined and announced by 2:00 PM (New York time), then the most recent Federal Reserve Bank of New York determination of the Noon Buying Rate shall be used to determine the NAV of the Trust unless the Trustee, in consultation with the Sponsor, determines that such price is inappropriate to use as the basis for such valuation. In the event that the Trustee and the Sponsor determine that the most recent Federal Reserve Bank of New York determination of the Noon Buying Rate is not an appropriate basis for valuation of the Trust’s British Pounds, they shall determine an alternative basis for such evaluation to be employed by the Trustee. The Trustee also determines the NAV per Share, which equals the NAV of the Trust divided by the number of outstanding Shares. Shares deliverable under a purchase order are considered outstanding for purposes of determining NAV per Share; Shares deliverable under a redemption order are not considered outstanding for this purpose.

5. Sponsor’s Fee

The Sponsor’s fee accrues daily at an annual nominal rate of 0.40% of the British Pounds in the Trust (including all unpaid interest but excluding unpaid fees, each as accrued through the immediately preceding day) and is paid monthly.

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

7. Concentration Risk

All of the Trust’s assets are British Pounds, which creates a concentration risk associated with fluctuations in the price of the British Pound. Accordingly, a decline in the price of the British Pound to USD exchange rate will have an adverse effect on the value of the Shares. Factors that may have the effect of causing a decline in the price of the British Pound include national debt levels and trade deficits, domestic and foreign inflation rates, domestic and foreign interest rates, investment and trading activities of institutions and global or regional political, economic or financial events and situations. Substantial sales of British Pounds by the official sector (central banks, other governmental agencies and related institutions that buy, sell and hold British Pounds as part of their reserve assets) could adversely affect an investment in the Shares.

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

The discussion and analysis which follows may contain statements that relate to future events or future performance. In some cases, such forward-looking statements can be identified by terminology such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek,” “outlook” and “estimate” as well as similar words and phrases that signify forward-looking statements. Neither Rydex Specialized Products LLC d/b/a Rydex Investments (the “Sponsor”) nor any other person assumes responsibility for the accuracy or completeness of forward-looking statements. Further, these forward-looking statements are made as of the date of this report, and will not be revised or updated to reflect actual results or changes in the Sponsor’s expectations or predictions.

Trust Overview

CurrencySharesSM British Pound Sterling Trust (the “Trust”) is a grantor trust that was formed on June 8, 2006. The Trust issues shares (the “Shares”) in blocks of 50,000 (each, a “Basket”) in exchange for deposits of British Pound Sterling and distributes British Pound Sterling in connection with the redemption of Baskets.

The Trust is a passive investment vehicle. The Trust does not have any officers, directors or employees. The investment objective of the Trust is for the Shares to reflect the price of the British Pound Sterling plus accrued interest, less the expenses of the Trust’s operations. The Trust does not engage in any activities designed to obtain profit from, or ameliorate losses caused by, changes in the price of the British Pound Sterling.

The Shares began trading on the New York Stock Exchange (“NYSE”) under the ticker symbol “FXB” on June 26, 2006. Investing in the Shares does not insulate the investor from certain risks, including price volatility.

Definition and Calculation of Net Asset Value

The net asset value (“NAV”) of the Trust is the aggregate value, expressed in U.S. Dollars (“USD”), of the Trust’s assets. To calculate the NAV, The Bank of New York (the “Trustee”) adds to the amount of British Pound Sterling in the Trust at the end of the preceding business day accrued but unpaid interest, British Pound Sterling receivable under pending purchase orders and the value of other Trust assets, and subtracts the accrued but unpaid Sponsor’s fee, British Pound Sterling payable under pending redemption orders and other Trust expenses and liabilities, if any.

The NAV is expressed in USD based on the Noon Buying Rate as determined by the Federal Reserve Bank of New York. If, on a particular evaluation day, the Noon Buying Rate has not been determined and announced by 2:00 PM (New York time), then the most recent Federal Reserve Bank of New York determination of the Noon Buying Rate shall be used to determine the NAV of the Trust unless the Trustee, in consultation with the Sponsor, determines that such price is inappropriate to use as the basis for such valuation. The Trustee also determines the NAV per Share, which equals the NAV of the Trust divided by the number of outstanding Shares.

The Sponsor publishes the NAV and NAV per Share on the Trust’s website, www.currencyshares.com, each day that the NYSE is open for regular trading.

The following chart illustrates the movement in the price of the Shares based on NAV per Share and the “bid” and “ask” midpoint offered on the NYSE as of the Noon Buying Rate versus the corresponding British Pound Sterling (expressed as a multiple of 100 British Pound Sterling – Noon Buying Rate x 100):

Liquidity

The Sponsor is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to the Trust’s liquidity needs. The Trust’s Depository, JPMorgan Chase, London Branch, maintains two deposit accounts for the Trust, a primary deposit account that earns interest and a secondary deposit account that does not earn interest. Interest on the primary deposit account accrues daily and is paid monthly. The interest rate paid as of April 30, 2007 was an annual nominal rate of 4.92%. The following chart provides the daily rate paid by the Depository since the Shares began trading on the NYSE:

In exchange for a fee, the Sponsor bears most of the expenses incurred by the Trust. As a result, the only ordinary expense of the Trust during the period covered by this report was the Sponsor’s fee. Each month the Depository deposits into the secondary deposit account accrued but unpaid interest and the Trustee withdraws British Pound Sterling from the secondary deposit account to pay the accrued Sponsor’s fee for the previous month and other Trust expenses. When the interest deposited exceeds the sum of the Sponsor’s fee for the prior month plus other Trust expenses, if any, the Trustee converts the excess into USD at a prevailing market rate and distributes the USD as promptly as practicable to Shareholders on a pro rata basis (in accordance with the number of Shares that they own). Historical distributions are as follows:

FXB Distribution History
Date	Value	NAV	Yield	Annualized Yield
4/2/07	$ 0.76	$ 197.91	0.38%	4.45%
3/1/07	$ 0.68	$ 195.81	0.35%	4.50%
2/1/07	$ 0.74	$ 196.88	0.38%	4.39%
1/3/07	$ 0.72	$ 195.05	0.37%	4.28%
12/1/06	$ 0.68	$ 198.01	0.35%	4.14%
11/1/06	$ 0.66	$ 190.93	0.34%	4.00%
10/2/06	$ 0.62	$ 188.65	0.33%	3.94%
9/1/06	$ 0.65	$ 190.58	0.34%	3.98%
8/1/06	$ 0.60	$ 187.13	0.32%	3.85%
7/3/06	$ 0.20	$ 184.18	0.11%	3.98%

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

The functional currency of the Trust is the British Pound Sterling in accordance with Financial Accounting Standard 52, Foreign Currency Translation.

Results of Operations

The Trust was formed on June 8, 2006 when the Sponsor deposited 100 British Pound Sterling with the Depository in exchange for one Share. The Depository received 15,000,000 British Pound Sterling on behalf of the Trust in exchange for 150,000 Shares on June 21, 2006. Trading in the Shares of the Trust on the NYSE commenced on June 26, 2006. Through April 30, 2007 an additional 150,000 Shares had been created in exchange for 15,000,000 British Pound Sterling and the seed capital of 100 British Pound Sterling had been redeemed.

As of April 30, 2007 the number of British Pound Sterling owned by the Trust was 30,000,000, resulting in a value of $60,223,299 based on the NAV on April 30, 2007.

Movements in the Price of British Pound Sterling

The investment objective of the Trust is for the Shares to reflect the price of the British Pound Sterling plus accrued interest, less the expenses of the Trust’s operations. The Shares are intended to provide institutional and retail investors with a simple, cost-effective means of gaining investment benefits similar to those of holding British Pound Sterling. Each outstanding Share represents a proportional interest in the British Pound Sterling held by the Trust. The following chart provides recent trends on the price of British Pound Sterling. The chart illustrates movements in the price of British Pound Sterling in USD during the period from August 1, 2005 to April 30, 2007 and is based on the Noon Buying Rate as determined by the Federal Reserve Bank of New York:

Historical values of the Noon Buying Rate can be obtained at http://www.ny.frb.org/markets/fxrates/noon.cfm.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

Item 4. CONTROLS AND PROCEDURES

The Trust maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) designed to ensure that material information relating to the Trust is recorded, processed and disclosed on a timely basis. The Trust’s disclosure controls and procedures are designed by or under the supervision of the Sponsor’s chief executive officer and chief financial officer who exercise oversight over the Trust as the Trust has no officers. The chief executive officer and chief financial officer of the Sponsor have evaluated the effectiveness of the Trust’s disclosure controls and procedures as of April 30, 2007. Based on that evaluation, the chief executive officer and chief financial officer of the Sponsor have concluded that the disclosure controls and procedures of the Trust were effective as of the end of the period covered by this report. There were no changes in the Trust’s internal control over financial reporting that occurred during the Trust’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

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

RYDEX SPECIALIZED PRODUCTS LLC
D/B/A RYDEX INVESTMENTS,
SPONSOR OF CURRENCYSHARESSM BRITISH POUND STERLING TRUST
Date: June 11, 2007	By: /s/ Nick Bonos
Nick Bonos
Chief Financial Officer
(principal financial officer)