Form 10-Q
period 2007-07-31
CURRENCYSHARES BRITISH POUND STERLING TRUST
filed 2007-09-14
CIK 1353611

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

  X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2007

or

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
INDEX

Item 1.    FINANCIAL STATEMENTS

CurrencySharesSM British Pound Trust

Statements of Financial Condition

	July 31, 2007 (Unaudited)	October 31, 2006
Assets
Current Assets
British Pound deposits, interest bearing	$142,548,000	$57,252,000
British Pound deposits, non-interest bearing	201,817	--
Receivable from accrued interest	458,036	216,666

Total Assets	$143,207,853	$57,468,666

Liabilities and Shareholders’ Equity
Current Liabilities
Accrued Sponsor’s fee	$32,785	$19,488

Total Liabilities	32,785	19,488
Commitments and Contingent Liabilities (note 7)	--	--
Redeemable Capital Shares, at redemption value, no par value,
8,000,000 authorized - 700,000 and 300,000 issued and
outstanding, respectively	143,175,068	57,449,178
Shareholders’ Equity - Retained Earnings and Cumulative
Translation Adjustment	--	--

Total Liabilities and Shareholders’ Equity	$143,207,853	$57,468,666

See Notes to Financial Statements.

CurrencySharesSM British Pound Trust

Statements of Income and Comprehensive Income

(Unaudited)

	Three months ended July 31, 2007	Nine months ended July 31, 2007	June 8, 2006 [Date of Inception] to July 31, 2006
Income
Interest income	$969,976	$2,375,821	$114,141

Total Income	969,976	2,375,821	114,141
Expenses
Sponsor’s fee	(72,459)	(188,983)	(10,920)

Total Expenses	(72,459)	(188,983)	(10,920)
Net Income	$897,517	$2,186,838	$103,221

Other Comprehensive Income
Currency translation adjustment	15,514	32,833	1,471

Total Comprehensive Income	$913,031	$2,219,671	$104,692

Earnings per share	$2.44	$6.77	$0.91
Weighted-average Shares Outstanding	367,935	322,894	113,889
Cash Dividends per Share	$1.91	$6.12	$0.27

See Notes to Financial Statements.

CurrencySharesSM British Pound Trust

Statement of Changes in Shareholders’ Equity

	Nine months ended July 31, 2007 (Unaudited)	June 8, 2006 [Date of Inception] to October 31, 2006
Retained Earnings Balance, Beginning of Period	$--	$--
Net Income	2,186,838	542,415
Distributions Paid	(1,975,231)	(402,570)
Adjustment of redeemable capital shares to redemption value	(211,607)	(139,845)

Retained Earnings Balance, End of Period	--	--

Cumulative Translation Adjustment, Beginning of Period	$--	$--
Currency translation adjustment	32,833	11,376
Adjustment of redeemable capital shares to redemption value	(32,833)	(11,376)

Cumulative Translation Adjustment, End of Period	$--	$--

See Notes to Financial Statements.

CurrencySharesSM British Pound Trust

Statement of Cash Flows
(Unaudited)

	Nine months ended July 31, 2007	June 8, 2006 [Date of Inception] To July 31, 2006
Cash flows from operating activities
Cash received for accrued income	$2,152,425	$15,932
Cash paid for expenses	(177,194)	(1,516)

Net cash provided by operating activities	1,975,231	14,416
Cash flows from financing activities
Cash received to purchase redeemable shares	108,659,418	55,311,568
Cash paid to redeem redeemable shares	(29,656,161)	(27,662,378)
Cash paid for distributions	(1,975,231)	(30,429)

Net cash provided by financing activities	77,028,026	27,618,761
Adjustment to period cash flows due to currency movement	6,494,560	394,139

Increase in cash	85,497,817	28,027,316
Cash at beginning of period	57,252,000	184

Cash at end of period	$142,749,817	$28,027,500

Reconciliation of net income to net cash provided by
operating activities
Net income	$2,186,838	$103,221
Adjustments to reconcile net income to net cash provided by
operating activities
Increase in receivable from accrued interest	(458,036)	(99,610)
Decrease in prior period receivable from accrued interest	216,666	--
Currency translation adjustment	16,466	1,266
Increase in accrued sponsor fee	32,785	9,539
Decrease in prior period accrued sponsor fee	(19,488)	--

Net cash provided by operating activities	$1,975,231	$14,416

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

E.    Dividends

To the extent that the interest earned by the Trust exceeds the sum of the Sponsor’s fee for the prior month plus other Trust expenses, if any, the Trust will distribute, as a dividend, the excess interest earned in British Pounds effective on the first business day of the subsequent month. The Trustee will direct that the excess British Pounds be converted into USD at the prevailing market rate and the Trustee will distribute the USD as promptly as practicable to Shareholders on a pro rata basis (in accordance with the number of Shares that they own). For the month of July, 2007, an income distribution of $0.89339 per share was paid on August 8, 2007.

3.    British Pound Deposits

British Pound principal deposits are held in a British Pound -denominated, interest-bearing demand account. For the nine months ending July 31, 2007, there were 55,000,000 British Pound principal deposits and 15,000,000 British Pound principal redemptions resulting in an ending British Pound principal balance of 70,000,000. This equates to 142,548,000 USD. For the period from June 8, 2006 (Date of Inception) to October 31, 2006, there were British Pound principal deposits of 45,000,000 and British Pound principal redemptions of 15,000,100 resulting in an ending British Pound principal balance of 30,000,000. This equated to 57,252,000 USD. In addition, net interest associated with creation and redemption activity is held in a British Pound -denominated non-interest-bearing account, and any balance is distributed in full as part of the monthly income distributions.

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

Activity in redeemable capital Shares is as follows:

	Nine months ended July 31, 2007		Period from June 8, 2006 [Date of Inception] to October 31, 2006
	Shares	U.S. Dollar Amount	Shares	U.S. Dollar Amount
Opening balance	300,000	$57,449,178	1	$184
Shares issued	550,000	108,659,418	450,000	84,196,538
Shares redeemed	(150,000)	(29,656,161)	(150,001)	(28,067,442)
Adjustment to period Shares due to
currency movement and other	--	6,722,633	--	1,319,898

Ending redemption balance	700,000	$143,175,068	300,000	$57,449,178

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

Liquidity

The Sponsor is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to the Trust’s liquidity needs. The Trust’s Depository, JPMorgan Chase, London Branch, maintains two deposit accounts for the Trust, a primary deposit account that earns interest and a secondary deposit account that does not earn interest. Interest on the primary deposit account accrues daily and is paid monthly. The interest rate paid as of July 31, 2007 was an annual nominal rate of 5.41%. The following chart provides the daily rate paid by the Depository since the Shares began trading on the NYSE:

In exchange for a fee, the Sponsor bears most of the expense incurred by the Trust. As a result, the only ordinary expense of the Trust during the period covered by this report was the Sponsor’s fee. Each month the Depository deposits into the secondary deposit account accrued but unpaid interest and the Trustee withdraws British Pound Sterling from the secondary deposit account to pay the accrued Sponsor’s fee for the previous month plus other Trust expenses, if any. When the interest deposited exceeds the sum of the Sponsor’s fee for the prior month plus other Trust expenses, if any, the Trustee converts the excess into USD at a prevailing market rate and distributes the USD as promptly as practicable to Shareholders on a pro rata basis (in accordance with the number of Shares that they own). Distributions paid during the current reporting period follow (annualized yield reflects the estimated annual yield an investor would receive if a monthly distribution stayed the same for the entire year going forward, and is calculated by annualizing the monthly distribution and dividing by the Trust NAV for the dates listed below):

FXB Distribution History - Current Period
Date	Value	NAV	Yield	Annualized Yield
7/2/2007	$ 0.80074	$ 201.67	0.40%	4.83%
6/1/2007	$ 0.79133	$ 198.12	0.40%	4.70%
5/1/2007	$ 0.74422	$ 199.95	0.37%	4.53%

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

The functional currency of the Trust is the British Pound Sterling in accordance with Financial Accounting Standard 52, Foreign Currency Translation.

Results of Operations

The trust was formed on June 8, 2006 when the Sponsor deposited 100 British Pound Sterling with the Depository in exchange for one Share. The Depository received 15,000,000 British Pound Sterling on behalf of the Trust in exchange for 150,000 Shares on June 21, 2006. Trading in the Shares of the Trust on the NYSE commenced on June 26, 2006. Through July 31, 2007 an additional 700,000 Shares had been created in exchange for 70,000,000 British Pound Sterling; in addition to the seed capital of 100 British Pound Sterling, 150,000 shares had been redeemed in exchange for 15,000,000 British Pound Sterling.

As of July 31, 2007 the number of British Pound Sterling owned by the Trust was 70,000,000 resulting in a USD value of $143,175,068 based on the NAV on July 31, 2007.

Movements in the Price of British Pound Sterling

The investment objective of the Trust is for the Shares to reflect the price of the British Pound Sterling plus accrued interest, less the expenses of the Trust’s operations. The Shares are intended to provide institutional and retail investors with a simple, cost-effective means of gaining investment benefits similar to those of holding British Pound Sterling. Each outstanding Share represents a proportional interest in the British Pound Sterling held by the Trust. The following chart provides recent trends on the price of British Pound Sterling. The chart illustrates movements in the price of British Pound Sterling in USD during the period from August 1, 2005 to July 31, 2007 and is based on the Noon Buying Rate as determined by the Federal Reserve Bank of New York:

Historical values of the Noon Buying Rate can be obtained at http://www.ny.frb.org/markets/fxrates/noon.cfm.

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

Item 4T.    CONTROLS AND PROCEDURES

The Trust maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) designed to ensure that material information relating to the Trust is recorded, processed and disclosed on a timely basis. The Trust’s disclosure controls and procedures are designed by or under the supervision of the Sponsor’s chief executive officer and chief financial officer who exercise oversight over the Trust as the Trust has no officers. The chief executive officer and chief financial officer of the Sponsor have evaluated the effectiveness of the Trust’s disclosure controls and procedures as of July 31, 2007. Based on that evaluation, the chief executive officer and chief financial officer of the Sponsor have concluded that the disclosure controls and procedures of the Trust were effective as of the end of the period covered by this report. There were no changes in the Trust’s internal control over financial reporting that occurred during the Trust’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.    Legal Proceedings

None.

Item 1A.    Risk Factors

There have been no material changes from the risk factors disclosed in the “Risk Factors” section of the Trust’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on January 29, 2007.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None.

(b)	Not applicable.

(c)	During the quarter ended July 31, 2007, three Baskets (150,000 Shares registered pursuant to Section 12 of the Securities Exchange Act of 1934) were redeemed by the Trust, as follows:

Period	Total Number of Registered Shares Redeemed	Average Price Per Share
05/01/2007 - 05/31/2007	--	--
06/01/2007 - 06/30/2007	--	--
07/01/2007 - 07/31/2007	150,000	$205.92

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

RYDEX SPECIALIZED PRODUCTS LLC
D/B/A RYDEX INVESTMENTS,
SPONSOR OF CURRENCYSHARESSM BRITISH POUND STERLING TRUST
Date: September 14, 2007	By: /s/ Nick Bonos
Nick Bonos
Chief Financial Officer
(principal financial officer)