Form 10-K
period 2007-10-31
CURRENCYSHARES BRITISH POUND STERLING TRUST
filed 2008-01-29
CIK 1353611

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

  X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 31, 2007

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

        Aggregate market value of registrant’s common stock held by non-affiliates of the registrant, based upon the closing price of a share of the registrant’s common stock on April 30, 2007 as reported by the New York Stock Exchange on that date: $60,249,000.

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

CURRENCYSHARESSM BRITISH POUND STERLING TRUST
INDEX

ii

Item 1. BUSINESS

OVERVIEW

The CurrencySharesSM British Pound Sterling Trust (the “Trust”) is a grantor trust that was formed on June 8, 2006. The Trust issues shares (the “Shares”) in blocks of 50,000 (a “Basket”) in exchange for deposits of British Pound Sterling and distributes British Pound Sterling in connection with the redemption of Baskets. The Shares trade on NYSE Arca under the ticker symbol “FXB.”

The investment objective of the Trust is for the Shares to reflect the price of British Pound Sterling plus accrued interest, less the expenses of the Trust’s operations. The Shares are intended to offer investors an opportunity to participate in the market for the British Pound Sterling through an investment in securities. The Shares are intended to provide institutional and retail investors with a simple, cost-effective means of gaining investment benefits similar to those of holding the British Pound Sterling. The Shares are bought and sold on NYSE Arca like any other exchange-listed security. The Shares are backed by the assets of the Trust, which does not hold or use derivative products. The value of the holdings of the Trust is reported on the Trust’s website, www.currencyshares.com, every business day.

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

The Trust’s only ordinary recurring expense is the Sponsor’s fee. The Sponsor is responsible for payment of the following administrative and marketing expenses of the Trust: the Trustee’s monthly fee, typical maintenance and transaction fees of the Depository, NYSE listing fees, NYSE Arca listing fees, printing and mailing costs, audit fees and expenses, up to $100,000 per annum in legal fees and expenses, and applicable license fees. The Sponsor also paid the costs of the Trust’s organization and the costs of the initial sale of the Shares, including the applicable SEC registration fees. The Sponsor’s fee accrues daily at an annual nominal rate of 0.40% of the British Pound Sterling in the Trust. The Sponsor was paid $320,992 for the period covered by this report.

         The Trustee

The Bank of New York, a banking corporation with trust powers organized under the laws of the State of New York, serves as the Trustee. The Trustee is responsible for the day-to-day administration of the Trust, including keeping the Trust’s operational records.

         Net Asset Value

The Trustee calculates, and the Sponsor publishes, the Trust’s Net Asset Value (“NAV”) each business day. To calculate the NAV, the Trustee adds to the amount of British Pound Sterling in the Trust at the end of the preceding day accrued but unpaid interest, British Pound Sterling receivable under pending purchase orders and the value of other Trust assets, and subtracts the accrued but unpaid Sponsor’s fee, British Pound Sterling payable under pending redemption orders and other Trust expenses and liabilities, if any. The NAV is expressed in U.S. Dollars (“USD”) based on the “Noon Buying Rate,” which is the USD/British Pound Sterling exchange rate as determined by the Federal Reserve Bank of New York as of 12:00 PM (New York time) on each day that NYSE Arca is open for regular trading. If, on a particular evaluation day, the Noon Buying Rate has not been determined and announced by 2:00 PM (New York time), then the most recent Noon Buying Rate is used to determine the NAV of the Trust unless the Trustee, in consultation with the Sponsor, determines that such price is inappropriate to use as the basis for such valuation.

The Trustee also determines the NAV per Share, which equals the NAV of the Trust divided by the number of outstanding Shares. The NAV of the Trust and NAV per Share is published by the Sponsor on each day that NYSE Arca is open for regular trading and is posted on the Trust’s website, www.currencyshares.com.

         Depository and Deposit Accounts

JPMorgan Chase Bank, N.A., London Branch is the Depository. The Depository maintains two deposit accounts for the Trust, a primary deposit account which earns interest and a secondary deposit account which does not earn interest (collectively, the “Deposit Accounts”). Interest on the primary deposit account accrues daily and is paid monthly. If the Sponsor believes that the interest rate paid by the Depository is not competitive, the Sponsor’s recourse is to remove the Depository by terminating the Deposit Account Agreement and closing the accounts. The Depository is not paid a fee for its services to the Trust. The Depository earns a “spread” or “margin” over the rate of interest it pays to the Trust on the British Pound Sterling deposit balances.

The secondary deposit account is used to account for interest received and paid out on creations and redemptions of Baskets. The secondary deposit account is also used to account for interest earned on the primary deposit account, pay Trust expenses and distribute any excess interest to Shareholders on a monthly basis. In the event that the interest deposited exceeds the sum of the Sponsor’s fee for the prior month plus other Trust expenses, if any, then the Trustee will direct that the excess be converted into USD at a prevailing market rate and the Trustee will distribute the USD as promptly as practicable to Shareholders on a pro rata basis (in accordance with the number of Shares that they own).

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

THE SHARES

         General

Each Share represents a proportional interest, based on the total number of Shares outstanding, in the British Pound Sterling owned by the Trust, plus accrued and unpaid interest less accrued but unpaid expenses (both asset-based and non-asset based) of the Trust. All Shares are of the same class with equal rights and privileges. Each Share is transferable, fully paid and non-assessable.

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

         Voting and Approvals

Shareholders have no voting rights under the Depositary Trust Agreement, except in limited circumstances. If the holders of at least 25% of the Shares outstanding determine that the Trustee is in material breach of its obligations under the Depositary Trust Agreement, they may provide written notice to the Trustee (or require the Sponsor to do so) specifying the default and requiring the Trustee to cure such default. If the Trustee fails to cure such breach within 30 days after receipt of the notice, the Sponsor may remove the Trustee. The holders of at least 66-2/3% of the Shares outstanding may vote to remove the Trustee. The Trustee must terminate the Trust at the request of the holders of at least 75% of the outstanding Shares.

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

Investors should be aware that a gradual decline in the amount of British Pound Sterling represented by the Shares may occur regardless of whether the trading price of the Shares rises or falls in response to changes in the price of British Pound Sterling. The estimated ordinary operating expenses of the Trust, which accrue daily, are described in “Business – The Trust – Trust Expenses.”

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

British Pound Sterling deposited in the Deposit Accounts by an Authorized Participant are commingled with British Pound Sterling deposited by other Authorized Participants and are held by the Depository in either the primary deposit account or the secondary deposit account of the Trust. British Pound Sterling held in the Deposit Accounts are not segregated from the Depository’s other assets. If the Depository becomes insolvent, then its assets might not be adequate to satisfy a claim by the Trust or any Authorized Participant. In addition, in the event of the insolvency of the Depository or the U.S. bank of which it is a branch, there may be a delay and costs incurred in recovering the British Pound Sterling held in the Deposit Accounts.

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

As interests in a grantor trust, the Shares have none of the statutory rights normally associated with the ownership of shares of a business corporation, including, for example, the right to bring “oppression” or “derivative” actions. Apart from the rights afforded to them by federal and state securities laws, Shareholders have only those rights relative to the Trust, the Trust property and the Shares that are set forth in the Depositary Trust Agreement. In this connection, the Shareholders have limited voting and distribution rights. They do not have the right to elect directors. See “Business — The Shares – Limited Rights” for a description of the limited rights of the Shareholders.

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

The Depository is committed to endeavor to pay a competitive interest rate on the balance of British Pound Sterling in the primary deposit account of the Trust. Interest on the primary deposit account accrues daily and is paid monthly. The Sponsor discloses the current interest rate on the Trust’s website. If the Sponsor believes that the interest rate paid by the Depository is not adequate, the Sponsor’s sole recourse is to remove the Depository and terminate the Deposit Accounts. The Depository is not paid a fee for its services to the Trust; rather, it generates income or loss based on its ability to earn a “spread” or “margin” over the interest it pays to the Trust by using the Trust’s British Pound Sterling to make loans or in other banking operations. For these reasons, you should not expect that the Trust will be paid the best available interest rate at any time or over time.

The Depository owes no fiduciary duties to the Trust or the Shareholders, is not required to act in their best interest and could resign or be removed by the Sponsor, which would trigger early termination of the Trust.

The Depository is not a trustee for the Trust or the Shareholders. As stated above, the Depository is not obligated to maximize the interest rate paid to the Trust. In addition, the Depository has no duty to continue to act as the depository of the Trust. The Depository can terminate its role as depository for any reason whatsoever upon 90 days’ notice to the Trust. Such a termination might result, for example, if the Sponsor determines that the interest rate paid by the Depository is inadequate. In the event that the Depository were to resign or be removed, the Trust will be terminated.

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

If the United Kingdom adopts the euro as its currency, Shareholders may be unable to sell their Shares and may lose money on their investment. Furthermore, if the United Kingdom adopts the euro as its currency, then the Trust will terminate upon the Council of the European Union adopting an irrevocable conversion rate of British Pound Sterling to euro. If this occurs, Shareholders may lose money on their investment.

As a member of the European Union, the United Kingdom has the option to adopt the euro as its currency in lieu of the British Pound Sterling. If the United Kingdom adopts the euro as its currency by official act, the value of British Pound Sterling could depreciate, depending on, among other things, the relative value of the British Pound Sterling and the euro, the conversion ratio of British Pound Sterling per euro and the timing of the adoption of the euro. If the British Pound Sterling loses value, the value of the Shares would also depreciate and Shareholders may not be able to sell their Shares. Furthermore, if the United Kingdom adopts the euro as its currency, then the Trust will terminate upon the Council of the European Union adopting an irrevocable conversion rate of British Pound Sterling to euro. If the Trust terminates, it may liquidate at a time disadvantageous to Shareholders, such as when the price of the British Pound Sterling has declined below the price prevailing when Shareholders purchased their Shares.

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

Only Authorized Participants may create or redeem Baskets of Shares through the Trust. All other investors that desire to purchase or sell Shares must do so through NYSE Arca or in other markets, if any, in which the Shares are traded.

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

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

For each of the quarters during the fiscal years ended October 31, 2007 and October 31, 2006, the high and low sale prices of the Shares as reported for NYSE (prior to October 30, 2007) and NYSE Arca transactions (on and after October 30, 2007) were as follows:

Fiscal Year Ended October 31, 2007:	High	Low
Quarter Ended
January 31, 2007	$198.77	$189.26
April 30, 2007	$201.25	$192.41
July 31, 2007	$206.65	$197.07
October 31, 2007	$208.74	$198.47

Fiscal Year Ended October 31, 2006:	High	Low
Quarter Ended
July 31, 2006 (beginning June 26, 2006)	$187.42	$181.83
October 31, 2006	$191.39	$185.63

The number of record holders of Shares of the registrant as of November 30, 2007 was approximately 85.

Although the Trust does not purchase Shares directly from its shareholders, the Trust redeemed Baskets from Authorized Participants in the fourth quarter of the fiscal year covered by this report as follows:

Month	Shares	Average Price
August	500,000	$202.58
September	650,000	$202.36
October	--	--

Item 6. SELECTED FINANCIAL DATA

Financial highlights for the fiscal year ended October 31, 2007 and the period from June 8, 2006 (date of inception) to October 31, 2006.

Income	Year ended October 31, 2007	June 8, 2006 [Date of Inception] to October 31, 2006
Interest income	$4,177,242	$596,904

Total Income	4,177,242	596,904
Expenses
Sponsor’s fee	(320,992)	(54,489)

Total Expenses	(320,992)	(54,489)
Net Income	$3,856,250	$542,415
Other Comprehensive Income
Currency translation adjustment	75,856	11,376

Total Comprehensive Income	$3,932,106	$553,791

Earnings per share	$9.59	$2.81
Weighted-average Shares Outstanding	401,918	193,151
Cash Dividends per Share	$9.28	$2.08

For the fiscal year ended October 31, 2007, total assets were $177,406,199 and net cash flows were $119,466,592.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MOVEMENTS IN THE PRICE OF BRITISH POUND STERLING

The investment objective of the Trust is for the Shares to reflect the price of the British Pound Sterling plus accrued interest, less the expenses of the Trust’s operations. The Shares are intended to provide institutional and retail investors with a simple, cost-effective means of gaining investment benefits similar to those of holding British Pound Sterling. Each outstanding Share represents a proportional interest in the British Pound Sterling held by the Trust. The following chart provides recent trends on the price of British Pound Sterling. The chart illustrates movements in the price of British Pound Sterling in USD and is based on the Noon Buying Rate as determined by the Federal Reserve Bank of New York:

Historical values of the Noon Buying Rate can be obtained at http://www.ny.frb.org/markets/fxrates/noon.cfm.

NAV PER SHARE; VALUATION OF BRITISH POUND STERLING

The following chart illustrates the movement in the price of the Shares based on NAV per Share and the “bid” and “ask” midpoint offered on the NYSE (prior to October 30, 2007) and NYSE Arca (on or after October 30, 2007) as of the Noon Buying Rate versus the corresponding British Pound Sterling (expressed as a multiple of 100 British Pound Sterling – Noon Buying Rate x 100):

LIQUIDITY

The Sponsor is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to the Trust’s liquidity needs. The Trust’s Depository, JPMorgan Chase, London Branch, maintains two deposit accounts for the Trust, a primary deposit account that earns interest and a secondary deposit account that does not earn interest. Interest on the primary deposit account accrues daily and is paid monthly. The interest rate paid as of October 31, 2007 was an annual nominal rate of 5.44%. The following chart provides the daily rate paid by the Depository since the Shares began trading on June 26, 2006:

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

FXB Distribution History
Date	Value	NAV	Yield	Annualized Yield
10/1/2007	$ 0.81187	$ 204.39	0.40%	4.83%
9/4/2007	$ 0.91432	$ 201.21	0.45%	5.35%
8/1/2007	$ 0.89339	$ 203.12	0.44%	5.18%

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

The Trustee calculates the Trust’s NAV each business day. For NAV calculation purposes, British Pound Sterling Deposits (cash) are translated at the Noon Buying Rate as determined and published by the Federal Reserve Bank of New York as of 12:00 PM (New York time) on each day that NYSE Arca is open for regular trading. If, on a particular evaluation day, the Noon Buying Rate has not been determined and announced by 2:00 PM (New York time), then the most recent Noon Buying Rate is used to determine the NAV of the Trust unless the Trustee, in consultation with the Sponsor, determines that such price is inappropriate to use as the basis for such valuation.

The functional currency of the Trust is the British Pound Sterling in accordance with Financial Accounting Standard 52, Foreign Currency Translation.

RESULTS OF OPERATIONS

The trust was formed on June 8, 2006 and the shares commenced trading on the NYSE on June 26, 2006. The primary listing of the Shares was transferred to NYSE Arca on October 30, 2007. As of October 31, 2006 the number of British Pound Sterling owned by the Trust was 30,000,000 resulting in a redeemable capital share value of $57,449,178. During the fiscal year ended October 31, 2007, an additional 1,850,000 Shares were created in exchange for 185,000,000 British Pound Sterling and 1,300,000 Shares were redeemed in exchange for 130,000,000 British Pound Sterling. As of October 31, 2007 the number of British Pound Sterling owned by the Trust was 85,000,000 resulting in a redeemable capital share value of $177,355,183.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Index to Financial Statements on page F-1 for a list of the financial statements being filed therein.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

Item 9A. CONTROLS AND PROCEDURES.

The chief executive officer and chief financial officer of the Sponsor have evaluated the effectiveness of the Trust’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of October 31, 2007. Based on that evaluation, the chief executive officer and chief financial officer of the Sponsor have concluded that the disclosure controls and procedures of the Trust were effective as of the end of the period covered by this annual report.

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

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

PricewaterhouseCoopers LLP is the independent registered public accounting firm for the Trust. Fees for services performed by PricewaterhouseCoopers LLP for the fiscal year ended October 31, 2007 and the period from June 8, 2006 through October 31, 2006 were:

	2007	2006
Audit Fees	$23,929	$13,500
Audit-related fees	30,357	7,143
Tax fees	0	0
All other Fees	0	0

	$54,286	$20,643

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

CurrencySharesSM British Pound Sterling Trust
Financial Statements as of October 31, 2007
Index

Page
Report of Independent Registered Public Accounting Firm	F-2
Statements of Financial Condition at October 31, 2007 and October 31, 2006	F-3
Statements of Income and Comprehensive Income for the year ended October 31, 2007	F-4
and the period from June 8, 2006 (date of inception) to October 31, 2006
Statements of Changes in Shareholders' Equity for the year ended October 31, 2007	F-5
and the period from June 8, 2006 (date of inception) to October 31, 2006
Statements of Cash Flows for the year ended October 31, 2007 and the period	F-6
from June 8, 2006 (date of inception) to October 31, 2006
Notes to the Financial Statements	F-7

Report of Independent Registered Public Accounting Firm

To the Shareholders of CurrencySharesSM British Pound Sterling Trust:

In our opinion, the accompanying statements of financial condition and the related statements of income and comprehensive income, of changes in shareholders’ equity and of cash flows present fairly, in all material respects, the financial position of CurrencySharesSM British Pound Sterling Trust (the “Trust”) at October 31, 2007 and October 31, 2006, and the results of its operations, its changes in shareholders’ equity and its cash flows for the year ended October 31, 2007 and for the period June 8, 2006 (commencement of operations) through October 31, 2006 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

January 25, 2008
Baltimore, Maryland

CurrencySharesSM British Pound Sterling Trust

Statements of Financial Condition

	October 31, 2007	October 31, 2006
Assets
Current Assets
British Pound deposits, interest bearing	$176,604,500	$57,252,000
British Pound deposits, non-interest bearing	114,092	--
Receivable from accrued interest	687,607	216,666

Total Assets	$177,406,199	$57,468,666

Liabilities and Shareholders’ Equity
Current Liabilities
Accrued Sponsor’s fee	$51,016	$19,488

Total Liabilities	51,016	19,488
Commitments and Contingent Liabilities (note 8)	--	--
Redeemable Capital Shares, at redemption value, no par value,
8,000,000 authorized - 850,000 and 300,000 issued and
outstanding, respectively	177,355,183	57,449,178
Shareholders’ Equity - Retained Earnings and Cumulative
Translation Adjustment	--	--

Total Liabilities and Shareholders’ Equity	$177,406,199	$57,468,666

See Notes to Financial Statements.

CurrencySharesSM British Pound Sterling Trust

Statements of Income and Comprehensive Income

	Year ended October 31, 2007	June 8, 2006 [Date of Inception] to October 31, 2006
Income
Interest income	$4,177,242	$596,904

Total Income	4,177,242	596,904
Expenses
Sponsor’s fee	(320,992)	(54,489)

Total Expenses	(320,992)	(54,489)
Net Income	$3,856,250	$542,415

Other Comprehensive Income
Currency translation adjustment	75,856	11,376

Total Comprehensive Income	$3,932,106	$553,791

Earnings per share	$9.59	$2.81
Weighted-average Shares Outstanding	401,918	193,151
Cash Dividends per Share	$9.28	$2.08

See Notes to Financial Statements.

CurrencySharesSM British Pound Sterling Trust

Statement of Changes in Shareholders’ Equity

	Year ended October 31, 2007	June 8, 2006 [Date of Inception] to October 31, 2006
Retained Earnings Balance, Beginning of Period	$--	$--
Net Income	3,856,250	542,415
Distributions Paid	(3,708,084)	(402,570)
Adjustment of redeemable capital shares to redemption value	(148,166)	(139,845)

Retained Earnings Balance, End of Period	$--	$--

Cumulative Translation Adjustment, Beginning of Period	$--	$--
Currency translation adjustment	75,856	11,376
Adjustment of redeemable capital shares to redemption value	(75,856)	(11,376)

Cumulative Translation Adjustment, End of Period	$--	$--

See Notes to Financial Statements.

CurrencySharesSM British Pound Sterling Trust

Statement of Cash Flows

	Year ended October 31, 2007	June 8, 2006 [Date of Inception] To October 31, 2006
Cash flows from operating activities
Cash received for accrued income	$3,721,894	$384,689
Cash paid for expenses	(290,980)	(35,401)

Net cash provided by operating activities	3,430,914	349,288
Cash flows from financing activities
Cash received to purchase redeemable shares	368,003,596	84,196,538
Cash paid to redeem redeemable shares	(258,491,973)	(28,067,442)
Cash paid for distributions	(3,708,084)	(402,570)

Net cash provided by financing activities	105,803,539	55,726,526
Adjustment to period cash flows due to currency movement	10,232,139	1,176,002

Increase in cash	119,466,592	57,251,816
Cash at beginning of period	57,252,000	184

Cash at end of period	$176,718,592	$57,252,000

Reconciliation of net income to net cash provided by operating activities
Net income	$3,856,250	$542,415
Adjustments to reconcile net income to net cash provided by
operating activities
Increase in receivable from accrued interest	(687,607)	(216,666)
Decrease in prior period receivable from accrued interest	216,666	--
Currency translation adjustment	14,077	4,051
Increase in accrued sponsor fee	51,016	19,488
Decrease in prior period accrued sponsor fee	(19,488)	--

Net cash provided by operating activities	$3,430,914	$349,288

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

The investment objective of the Trust is for the Trust’s shares (the “Shares”) to reflect the price of the British Pound plus accrued interest less the Trust’s expenses and liabilities. The Shares are intended to provide investors with a simple, cost-effective means of gaining investment benefits similar to those of holding British Pounds. The Trust’s assets primarily consist of British Pounds on demand deposit in two deposit accounts maintained by the Depository: a primary deposit account which earns interest and a secondary deposit account which does not earn interest. The secondary deposit account is used to account for interest received and paid out on creations and redemptions of blocks of 50,000 Shares (“Baskets”). The secondary account is also used to account for interest earned on the primary deposit account, pay Trust expenses and distribute any excess interest to holders of Shares (“Shareholders”) on a monthly basis.

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

The Trustee calculates the Trust’s net asset value (“NAV”) each business day, as described in Note 4. For NAV calculation purposes, British Pound Deposits (cash) are translated at the Noon Buying Rate, which is the U.S. Dollar (“USD”)/ British Pound exchange rate as determined and published by the Federal Reserve Bank of New York as of 12:00 PM (New York time) on each day that NYSE Arca is open for regular trading.

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

To the extent that the interest earned by the Trust exceeds the sum of the Sponsor’s fee for the prior month plus other Trust expenses, if any, the Trust will distribute, as a dividend, the excess interest earned in British Pounds effective on the first business day of the subsequent month. The Trustee will direct that the excess British Pounds be converted into USD at the prevailing market rate and the Trustee will distribute the USD as promptly as practicable to Shareholders on a pro rata basis (in accordance with the number of Shares that they own). For the month of October, 2007, an income distribution of $0.88392 per share was paid on November 8, 2007.

3.	British Pound Deposits

British Pound principal deposits are held in a British Pound -denominated, interest-bearing demand account. For the year ending October 31, 2007, there were 185,000,000 British Pound principal deposits and 130,000,000 British Pound principal redemptions resulting in an ending British Pound principal balance of 85,000,000. This equates to 176,604,500 USD. For the period from June 8, 2006 (Date of Inception) to October 31, 2006, there were British Pound principal deposits of 45,000,000 and British Pound principal redemptions of 15,000,100 resulting in an ending British Pound principal balance of 30,000,000. This equated to 57,252,000 USD. In addition, net interest associated with creation and redemption activity is held in a British Pound -denominated non-interest-bearing account, and any balance is distributed in full as part of the monthly income distributions.

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

Activity in redeemable capital Shares is as follows:

	Year ended October 31, 2007		Period from June 8, 2006 [Date of Inception] to October 31, 2006
	Shares	U.S. Dollar Amount	Shares	U.S. Dollar Amount
Opening balance	300,000	$57,449,178	1	$184
Shares issued	1,850,000	368,003,596	450,000	84,196,538
Shares redeemed	(1,300,000)	(258,491,973)	(150,001)	(28,067,442)
Adjustment to period Shares due to
currency movement and other	--	10,394,382	--	1,319,898

Ending redemption balance	850,000	$177,355,183	300,000	$57,449,178

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

The Sponsor assumes and pays the following administrative and marketing expenses incurred by the Trust: the Trustee’s monthly fee, NYSE Arca listing fees, SEC registration fees, typical maintenance and transaction fees of the Depository, printing and mailing costs, audit fees and expenses, up to $100,000 per year in legal fees and expenses, and applicable license fees. The Sponsor has also paid the costs of the Trust’s organization and the initial sales of the Shares, which were approximately $347,000 when the Trust was formed.

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

9.	Subsequent Events

On January 17, 2008 Rydex NV, Inc., parent company of the Sponsor, was acquired by Security Benefit Corporation.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Rockville, State of Maryland, on January 25, 2008.

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

Signature	Capacity	Date
/s/ Carl G. Verboncoeur	Director, CEO and Treasurer	January 25, 2008
Carl G. Verboncoeur	(principal executive officer)
/s/ Nick Bonos	Director and CFO	January 25, 2008
Nick Bonos	(principal financial officer and
principal accounting officer)
/s/ Michael Byrum	Director and Secretary	January 25, 2008
Michael Byrum

* The registrant is a trust and the persons are signing in their capacities as officers or directors of Rydex Specialized Products LLC, the Sponsor of the registrant.