Form 10-Q
period 2008-07-31
CURRENCYSHARES BRITISH POUND STERLING TRUST
filed 2008-09-15
CIK 1353611

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

  X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2008

or

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

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer        Accelerated filer        Non-accelerated filer   X   Smaller reporting company

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes        No   X  .

CURRENCYSHARESSM BRITISH POUND STERLING TRUST
INDEX

Item 1. FINANCIAL STATEMENTS

CurrencySharesSM British Pound Trust

Statements of Financial Condition

	July 31, 2008 (Unaudited)	October 31, 2007
Assets
Current Assets
British Pound deposits, interest bearing	$108,933,000	$176,604,500
British Pound deposits, non-interest bearing	29,929	114,092
Receivable from accrued interest	396,605	687,607

Total Assets	$109,359,534	$177,406,199

Liabilities and Shareholders’ Equity
Current Liabilities
Accrued Sponsor’s fee	$34,159	$51,016

Total Liabilities	34,159	51,016
Commitments and Contingent Liabilities (note 8)	--	--
Redeemable Capital Shares, at redemption value, no par value,
8,000,000 authorized - 550,000 and 850,000 issued and
outstanding, respectively	109,325,375	177,355,183
Shareholders’ Equity - Retained Earnings and Cumulative
Translation Adjustment	--	--

Total Liabilities and Shareholders’ Equity	$109,359,534	$177,406,199

See Notes to Financial Statements.

CurrencySharesSM British Pound Trust

Statements of Income and Comprehensive Income
(Unaudited)

	Three months ended July 31, 2008	Nine months ended July 31, 2008	Three months ended July 31, 2007	Nine months ended July 31, 2007
Income
Interest Income	$1,107,812	$4,095,400	$969,976	$2,375,821

Total Income	1,107,812	4,095,400	969,976	2,375,821
Expenses
Sponsor’s fee	(95,139)	(330,324)	(72,459)	(188,983)

Total Expenses	(95,139)	(330,324)	(72,459)	(188,983)
Net Income	$1,012,673	$3,765,076	$897,517	$2,186,838

Other Comprehensive Income
Currency translation adjustment	3,129	(16,742)	15,514	32,833

Total Comprehensive Income	$1,015,802	$3,748,334	$913,031	$2,219,671

Earnings per Share	$2.09	$6.93	$2.44	$6.77
Weighted-average Shares
Outstanding	484,783	543,248	367,935	322,894
Cash Dividends per Share	$1.95	$7.66	$1.91	$6.12

See Notes to Financial Statements.

CurrencySharesSM British Pound Trust

Statements of Changes in Shareholders’ Equity

	Nine months ended July 31, 2008 (Unaudited)	Year ended October 31, 2007
Retained Earnings Balance, Beginning of Period	$--	$--
Net Income	3,765,076	3,856,250
Distributions Paid	(4,152,867)	(3,708,084)
Adjustment of redeemable capital shares to redemption value	387,791	(148,166)

Retained Earnings Balance, End of Period	$--	$--

Cumulative Translation Adjustment, Beginning of Period	$--	$--
Currency translation adjustment	(16,742)	75,856
Adjustment of redeemable capital shares to redemption value	16,742	(75,856)

Cumulative Translation Adjustment, End of Period	$--	$--

See Notes to Financial Statements.

CurrencySharesSM British Pound Trust

Statements of Cash Flows
(Unaudited)

	Nine months ended July 31, 2008	Nine months ended July 31, 2007
Cash flows from operating activities
Cash received for accrued income	$4,350,657	$2,152,425
Cash paid for expenses	(344,616)	(177,194)

Net cash provided by operating activities	4,006,041	1,975,231
Cash flows from financing activities
Cash received to purchase redeemable shares	339,379,250	108,659,418
Cash paid to redeem redeemable shares	(399,065,701)	(29,656,161)
Cash paid for distributions	(4,152,867)	(1,975,231)

Net cash (used in)/provided by financing activities	(63,839,318)	77,028,026
Adjustment to period cash flows due to currency movement	(7,922,386)	6,494,560

(Decrease)/increase in cash	(67,755,663)	85,497,817
Cash at beginning of period	176,718,592	57,252,000

Cash at end of period	$108,962,929	$142,749,817

Reconciliation of net income to net cash provided by
operating activities
Net income	$3,765,076	$2,186,838
Adjustments to reconcile net income to net cash provided by
operating activities
Increase in receivable from accrued interest	(396,605)	(458,036)
Decrease in prior period receivable from accrued interest	687,607	216,666
Currency translation adjustment	(33,180)	16,466
Increase in accrued sponsor fee	34,159	32,785
Decrease in prior period accrued sponsor fee	(51,016)	(19,488)

Net cash provided by operating activities	$4,006,041	$1,975,231

See Notes to Financial Statements.

Notes to Financial Statements(Unaudited)

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

To the extent that the interest earned by the Trust exceeds the sum of the Sponsor’s fee for the prior month plus other Trust expenses, if any, the Trust will distribute, as a dividend, the excess interest earned in British Pounds effective on the first business day of the subsequent month. The Trustee will direct that the excess British Pounds be converted into USD at the prevailing market rate and the Trustee will distribute the USD as promptly as practicable to Shareholders on a pro rata basis (in accordance with the number of Shares that they own). For the month of July 2008, an income distribution of $0.71388 per share was paid on August 8, 2008.

3.	British Pound Deposits

British Pound principal deposits are held in a British Pound-denominated, interest-bearing demand account. For the nine months ended July 31, 2008, there were British Pound principal deposits of 170,000,000 and British Pound principal redemptions of 200,000,000 resulting in an ending British Pound principal balance of 55,000,000. This equates to 108,933,000 USD. For the year ended October 31, 2007, there were British Pound principal deposits of 185,000,000 and British Pound principal redemptions of 130,000,000 resulting in an ending British Pound principal balance of 85,000,000. This equated to 176,604,500 USD. In addition, net interest associated with creation and redemption activity is held in a British Pound-denominated non-interest-bearing account, and any balance is distributed in full as part of the monthly income distributions.

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

Activity in redeemable capital Shares is as follows:

	Nine months ended July 31, 2008		Year Ended October 31, 2007
	Shares	U.S. Dollar Amount	Shares	U.S. Dollar Amount
Opening balance	850,000	$177,355,183	300,000	$57,449,178
Shares issued	1,700,000	339,379,250	1,850,000	368,003,596
Shares redeemed	(2,000,000)	(399,065,701)	(1,300,000)	(258,491,973)
Adjustment to period Shares due to
currency movement and other	--	(8,343,357)	--	10,394,382

Ending redemption balance	550,000	$109,325,375	850,000	$177,355,183

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

All of the Trust’s British Pounds Sterling are held by the Depository. Accordingly, a risk associated with the concentration of the Trust’s assets in accounts held by a single financial institution exists and increases the potential for loss by the Trust and the Trust’s beneficiaries in the event that the Depository becomes insolvent.

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

Liquidity

The Sponsor is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to the Trust’s liquidity needs. The Trust’s Depository, JPMorgan Chase, London Branch, maintains two deposit accounts for the Trust, a primary deposit account that earns interest and a secondary deposit account that does not earn interest. Interest on the primary deposit account accrues daily and is paid monthly. The interest rate paid as of July 31, 2008 was an annual nominal rate of 4.59%. The following chart provides the daily rate paid by the Depository since the Shares began trading:

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

FXB Distribution History - Current Period
Date	Value	NAV	Yield	Annualized Yield
7/1/2008	$0.69744	$199.32	0.35%	4.13%
6/2/2008	$0.71718	$196.71	0.36%	4.45%
5/1/2008	$0.70329	$197.51	0.36%	4.20%

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

The functional currency of the Trust is the British Pound Sterling in accordance with Financial Accounting Standard 52, Foreign Currency Translation.

Results of Operations

The Trust was formed on June 8, 2006, and the Shares commenced trading on the NYSE on June 26, 2006. The primary listing of the Shares was transferred to NYSE Arca on October 30, 2007. As of October 31, 2006, the number of British Pound Sterling owned by the Trust was 30,000,000 resulting in a redeemable capital share value of $57,449,178. As of October 31, 2007, the number of British Pound Sterling owned by the Trust was 85,000,000 resulting in a redeemable capital share value of $177,355,183.

During the nine months ended July 31, 2008, an additional 1,700,000 shares had been created in exchange for 170,000,000 British Pound Sterling and 2,000,000 shares were redeemed in exchange for 200,000,000 British Pound Sterling. As of July 31, 2008, the number of British Pound Sterling owned by the Trust was 55,000,000 resulting in a redeemable capital share value of $109,325,375.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

Item 4T. CONTROLS AND PROCEDURES

The Trust maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) designed to ensure that material information relating to the Trust is recorded, processed and disclosed on a timely basis. The Trust’s disclosure controls and procedures are designed by or under the supervision of the Sponsor’s chief executive officer and chief financial officer who exercise oversight over the Trust as the Trust has no officers. The chief executive officer and chief financial officer of the Sponsor have evaluated the effectiveness of the Trust’s disclosure controls and procedures as of July 31, 2008. Based on that evaluation, the chief executive officer and chief financial officer of the Sponsor have concluded that the disclosure controls and procedures of the Trust were effective as of the end of the period covered by this report. There were no changes in the Trust’s internal control over financial reporting that occurred during the Trust’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.      Legal Proceedings

None.

Item 1A.      Risk Factors

There have been no material changes from the risk factors disclosed in the “Risk Factors” section of the Trust’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on January 29, 2008.

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

(a)     None.

(b)     Not applicable.

(c)     During the quarter ended July 31, 2008, nine Baskets (450,000 Shares registered pursuant to Section 12 of the Securities Exchange Act of 1934) were redeemed by the Trust, as follows:

Period	Total Number of Registered Shares Redeemed	Average Price Per Share
05/01/2008 - 05/31/2008	150,000	$196.71
06/01/2007 - 06/30/2008	100,000	$194.94
07/01/2008 - 07/31/2008	200,000	$198.94

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

CURRENCYSHARESSM
BRITISH POUND STERLING TRUST
By: Rydex Specialized Products LLC
Sponsor of the CurrencySharesSM
British Pound Sterling Trust
Date: September 15, 2008	By: /s/ Nick Bonos
Nick Bonos
Chief Financial Officer
(principal financial officer)