Form 10-Q
period 2009-04-30
CURRENCYSHARES BRITISH POUND STERLING TRUST
filed 2009-06-09
CIK 1353611

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2009

or

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒ .

CURRENCYSHARESSM BRITISH POUND STERLING TRUST

INDEX

Caption	Page
PART I FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Statements of Financial Condition at April 30, 2009 and October 31, 2008	2

Statements of Income and Comprehensive Income for the three months ended April 30, 2009, the six months ended April 30, 2009, the three months ended April 30, 2008, and the six months ended April 30, 2008	3

Statements of Changes in Shareholders’ Equity for the six months ended April 30, 2009 and the year ended October 31, 2008	4

Statements of Cash Flows for the six months ended April 30, 2009 and the six months ended April 30, 2008	5

Notes to Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3. Quantitative and Qualitative Disclosures about Market Risk	15

Items 4. Controls and Procedures	15

Part II OTHER INFORMATION

Item 1. Legal Proceedings	16

Item 1A. Risk Factors	16

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	16

Item 3. Defaults upon Senior Securities	16

Item 4. Submission of Matters to a Vote of Security Holders	16

Item 5. Other Information	16

Item 6. Exhibits	17

SIGNATURES	18

Item 1.	FINANCIAL STATEMENTS

CurrencySharesSM British Pound Sterling Trust

Statements of Financial Condition

(Unaudited)

	April 30, 2009	October 31, 2008
Assets
Current Assets
British Pound Sterling deposits, interest bearing	$125,928,216	$113,155,000
British Pound Sterling deposits, non-interest bearing	—	—
Subscriptions receivable	22,215,466	—
Receivable from accrued interest	4,319	464,681

Total Assets	$148,148,001	$113,619,681

Liabilities and Shareholders’ Equity
Current Liabilities
British Pound Sterling deposits, non-interest bearing, overdrawn	$2,484	$45,311
Redemptions payable	22,215,197	—
Accrued Sponsor’s fee	44,969	45,839

Total Current Liabilities	22,262,650	91,150

Commitments and Contingent Liabilities (note 8)	—	—
Redeemable Capital Shares, at redemption value, no par value, 8,000,000 authorized – 850,000 and 700,000 issued and outstanding, respectively	125,885,351	113,528,531
Shareholders’ Equity – Retained Earnings and Cumulative Translation Adjustment	—	—

Total Liabilities and Shareholders’ Equity	$148,148,001	$113,619,681

See Notes to Financial Statements.

CurrencySharesSM British Pound Sterling Trust

Statements of Income and Comprehensive Income

(Unaudited)

	Three months ended April 30, 2009	Six months ended April 30, 2009	Three months ended April 30, 2008	Six months ended April 30, 2008
Income
Interest income	$59,619	$398,794	$1,360,452	$2,987,588

Total Income	59,619	398,794	1,360,452	2,987,588

Expenses
Sponsor’s fee	(115,554)	(202,881)	(110,959)	(235,185)

Total Expenses	(115,554)	(202,881)	(110,959)	(235,185)

Net (Loss) Income	$(55,935)	$195,913	$1,249,493	$2,752,403

Other Comprehensive (Loss) Income
Currency translation adjustment	(1,444)	(9,559)	1,134	(19,871)

Total Comprehensive (Loss) Income	$(57,379)	$186,354	$1,250,627	$2,732,532

Basic and Diluted Earnings per Share	$(0.07)	$0.28	$2.25	$4.81
Weighted-average Shares Outstanding	834,831	711,050	556,111	572,802
Cash Dividends per Share	$0.07	$0.85	$2.61	$5.61

See Notes to Financial Statements.

CurrencySharesSM British Pound Sterling Trust

Statements of Changes in Shareholders’ Equity

(Unaudited)

	Six months ended April 30, 2009	Year ended October 31, 2008
Retained Earnings Balance, Beginning of Period	$—	$—
Net Income	195,913	5,056,537
Distributions Paid	(594,364)	(5,370,991)
Adjustment of redeemable capital shares to redemption value	398,451	314,454

Retained Earnings Balance, End of Period	$—	$—

Cumulative Translation Adjustment, Beginning of Period	$—	$—
Currency translation adjustment	(9,559)	(143,547)
Adjustment of redeemable capital shares to redemption value	9,559	143,547

Cumulative Translation Adjustment, End of Period	$—	$—

See Notes to Financial Statements.

CurrencySharesSM British Pound Sterling Trust

Statements of Cash Flows

(Unaudited)

	Six months ended April 30, 2009	Six months ended April 30, 2008
Cash flows from operating activities
Cash received for accrued income	$812,260	$3,288,259
Cash paid for expenses	(200,498)	(253,788)

Net cash provided by operating activities	611,762	3,034,471

Cash flows from financing activities
Cash received to purchase redeemable shares	124,731,407	210,597,701
Cash paid to redeem redeemable shares	(102,722,175)	(310,637,144)
Cash paid for distributions	(594,364)	(3,211,345)

Net cash provided by /(used in) financing activities	21,414,868	(103,250,788)

Adjustment to period cash flows due to currency movement	(9,210,587)	(7,118,593)

Increase (Decrease) in cash	12,816,043	(107,334,910)
Cash at beginning of period	113,109,689	176,718,592

Cash at end of period	$125,925,732	$69,383,682

Reconciliation of net income to net cash provided by operating activities

Net Income	$195,913	$2,752,403
Adjustments to reconcile net income to net cash provided by operating activities
Increase in receivable from accrued interest	(4,319)	(356,751)
Decrease in prior period receivable from accrued interest	464,681	687,607
Currency translation adjustment	(43,643)	(27,975)
Increase in accrued sponsor fee	44,969	30,203
Decrease in prior period accrued sponsor fee	(45,839)	(51,016)

Net cash provided by operating activities	$611,762	$3,034,371

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

British Pound Sterling principal deposits are held in a British Pound Sterling-denominated, interest-bearing demand account. For the six months ended April 30, 2009, there were British Pound Sterling principal deposits of 99,985,761, British Pound Sterling principal redemptions of 84,983,141, and British Pound Sterling withdrawals (to pay expenses) of 19,163 resulting in an ending British Pound Sterling principal balance of 84,983,457. This equates to 125,928,485 USD. For the year ending October 31, 2008, there were British Pound Sterling principal deposits of 275,000,000 and British Pound Sterling principal redemptions of 290,000,000 resulting in an ending British Pound Sterling principal balance of 70,000,000. This equates to 113,155,000 USD. In addition, net interest associated with creation and redemption activity is held in a British Pound Sterling-denominated non-interest-bearing account, and any balance is distributed in full as part of the monthly income distributions.

4.	Redeemable Capital Shares

Shares are classified as “redeemable” for financial statement purposes, since they are subject to redemption. Shares are issued and redeemed continuously in Baskets in exchange for British Pounds Sterling. Individual investors cannot purchase or redeem Shares in direct transactions with the Trust. Only Authorized Participants (as defined below) may place orders to create and redeem Baskets. An Authorized Participant is a participant in The Depository Trust Company (“DTC”) that is a registered broker-dealer or other institution eligible to settle securities transactions through the book-entry facilities of DTC and which has entered into a contractual arrangement with the Trust and the Sponsor governing, among other matters, the creation and redemption process. Authorized Participants may redeem their Shares at any time in Baskets.

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

Activity in redeemable capital Shares is as follows:

	Six months ended April 30, 2009		Year ended October 31, 2008
	Shares	U.S. Dollar Amount	Shares	U.S. Dollar Amount
Opening balance	700,000	$113,528,531	850,000	$177,355,183
Shares issued	1,000,000	146,732,255	2,750,000	535,076,549
Shared redeemed	(850,000)	(124,722,985)	(2,900,000)	(564,148,567)
Adjustment to period Shares due to currency movement and other	—	(9,652,450)	—	(34,754,634)

Ending balance	850,000	$125,885,351	700,000	$113,528,531

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

All of the Trust’s assets are British Pounds Sterling, which creates a concentration risk associated with fluctuations in the price of the British Pound Sterling. Accordingly, a decline in the British Pound Sterling to USD exchange rate will have an adverse effect on the value of the Shares. Factors that may have the effect of causing a decline in the price of the British Pound Sterling include national debt levels and trade deficits, domestic and foreign inflation rates, domestic and foreign interest rates, investment and trading activities of institutions and global or regional political, economic or financial events and situations. Substantial sales of British Pounds Sterling by the official sector (central banks, other governmental agencies and related institutions that buy, sell and hold British Pounds Sterling as part of their reserve assets) could adversely affect an investment in the Shares.

All of the Trust’s British Pounds Sterling are held by the Depository. Accordingly, a risk associated with the concentration of the Trust’s assets in accounts held by a single financial institution exists and increases the potential for loss by the Trust and the Shareholders in the event that the Depository becomes insolvent.

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

Trust Overview

CurrencySharesSM British Pound Sterling Trust (the “Trust”) is a grantor trust that was formed on June 8, 2006. The Trust issues shares (the “Shares”) in blocks of 50,000 each (a “Basket”) in exchange for deposits of British Pounds Sterling and distributes British Pounds Sterling in connection with the redemption of Baskets.

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

Definition of Net Asset Value; Valuation of British Pound Sterling

The net asset value (“NAV”) of the Trust is the aggregate value, expressed in U.S. Dollars (“USD”), of the Trust’s assets. To calculate the NAV, The Bank of New York Mellon (the “Trustee”) adds to the amount of British Pounds Sterling in the Trust at the end of the preceding business day accrued but unpaid interest, British Pounds Sterling receivable under pending purchase orders and the value of other Trust assets, and subtracts the accrued but unpaid Sponsor’s fee, British Pounds Sterling payable under pending redemption orders and other Trust expenses and liabilities, if any.

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

The following chart illustrates the movement in the price of the Shares based on (1) NAV per Share, (2) the “bid” and “ask” midpoint offered on the NYSE (prior to October 30, 2007) and NYSE Arca (as of and after October 30, 2007) and (3) the Noon Buying Rate (prior to November 13, 2008) and the Closing Spot Rate (as of and after November 13, 2008) expressed as a multiple of 100 British Pounds Sterling:

Liquidity

The Sponsor is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to the Trust’s liquidity needs. The Trust’s Depository, JPMorgan Chase Bank, N.A., London Branch, maintains two deposit accounts for the Trust, a primary deposit account that is expected to earn interest and a secondary deposit account that does not earn interest. Interest on the primary deposit account, if any, accrues daily and is paid monthly. The interest rate paid as of April 30, 2009 was an annual nominal rate of 0.04%. The following chart provides the daily rate paid by the Depository since the Shares began trading on the NYSE:

In exchange for a fee, the Sponsor bears most of the expense incurred by the Trust. As a result, the only ordinary expense of the Trust during the period covered by this report was the Sponsor’s fee. Each month the Depository deposits into the secondary deposit account accrued but unpaid interest, if any, and the Trustee withdraws British Pounds Sterling from the secondary deposit account to pay the accrued Sponsor’s fee for the previous month plus other Trust expenses, if any. In the event that the interest deposited, if any, exceeds the sum of the Sponsor’s fee for the prior month plus other Trust expenses, if any, the Trustee converts the excess into USD at a prevailing market rate and distributes the USD as promptly as practicable to Shareholders on a pro rata basis (in accordance with the number of Shares that they own). Distributions paid during the current reporting period follow (annualized yield reflects the estimated annual yield an investor would receive if a monthly distribution stayed the same for the entire year going forward, and is calculated by annualizing the monthly distribution and dividing by the Trust NAV for the dates listed below):

FXB Distribution History – Current Period

Date	Value	NAV	Yield	Annualized Yield
3/2/2009	$0.01374	$142.55	0.01%	0.13%
2/2/2009	$0.06968	$144.24	0.05%	0.57%

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

During the six months ended April 30, 2009, an additional 1,000,000 shares had been created in exchange for 99,985,761 British Pounds Sterling and 850,000 shares were redeemed in exchange for 84,983,141 British Pounds Sterling. As of April 30, 2009, the number of British Pounds Sterling owned by the Trust was 84,983,457 resulting in a redeemable capital share value of $125,885,351.

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

The Trust maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) designed to ensure that material information relating to the Trust is recorded, processed and disclosed on a timely basis. The Trust’s disclosure controls and procedures are designed by or under the supervision of the Sponsor’s chief executive officer and chief financial officer who exercise oversight over the Trust as the Trust has no officers. The chief executive officer and chief financial officer of the Sponsor have evaluated the effectiveness of the Trust’s disclosure controls and procedures as of April 30, 2009. Based on that evaluation, the chief executive officer and chief financial officer of the Sponsor have concluded that the disclosure controls and procedures of the Trust were effective as of the end of the period covered by this report.

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

(c) During the quarter ended April 30, 2009, twelve Baskets (600,000 Shares registered pursuant to Section 12 of the Securities Exchange Act of 1934) were redeemed by the Trust, as follows:

Period	Total Number of Registered Shares Redeemed	Average Price Per Share
02/01/2009 – 02/28/2009	—	—
03/01/2009 – 03/31/2009	200,000	$143.85
04/01/2009 – 04/30/2009	400,000	$146.58

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Number	Description of Exhibit
31.1	Certification of Principal Executive Officer Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CURRENCYSHARESSM BRITISH POUND STERLING TRUST

	By:	Rydex Specialized Products LLC Sponsor of the CurrencySharesSM British Pound Sterling Trust

Date: June 9, 2009	By:	/s/ Joe Arruda
Joe Arruda
Chief Financial Officer (principal financial officer)