Form 10-Q
period 2009-07-31
CURRENCYSHARES BRITISH POUND STERLING TRUST
filed 2009-09-09
CIK 1353611

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2009

or

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such a shorter period that the registrant was required to submit and post such files).
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒ .

CURRENCYSHARESSM BRITISH POUND STERLING TRUST

INDEX

Caption	Page
PART I FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Statements of Financial Condition at July 31, 2009 and October 31, 2008	2

Statements of Income and Comprehensive Income for the three months ended July 31, 2009, the nine months ended July 31, 2009, the three months ended July 31, 2008, and the nine months ended July 31, 2008	3

Statements of Changes in Shareholders’ Equity for the nine months ended July 31, 2009 and the year ended October 31, 2008	4

Statements of Cash Flows for the nine months ended July 31, 2009 and the nine months ended July 31, 2008	5

Notes to Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3. Quantitative and Qualitative Disclosures about Market Risk	15

Items 4. Controls and Procedures	15

PART II OTHER INFORMATION

Item 1. Legal Proceedings	16

Item 1A. Risk Factors	16

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	16

Item 3. Defaults upon Senior Securities	16

Item 4. Submission of Matters to a Vote of Security Holders	16

Item 5. Other Information	16

Item 6. Exhibits	17

SIGNATURES	18

Item 1.	FINANCIAL STATEMENTS

CurrencySharesSM British Pound Sterling Trust

Statements of Financial Condition

(Unaudited)

	July 31, 2009	October 31, 2008
Assets
Current Assets
British Pound Sterling deposits, interest bearing	$157,315,832	$113,155,000
British Pound Sterling deposits, non-interest bearing	—	—
Receivable from accrued interest	6,770	464,681

Total Assets	$157,322,602	$113,619,681

Liabilities and Shareholders’ Equity
Current Liabilities
British Pound Sterling deposits, non-interest bearing, overdrawn	$—	$45,311
Accrued Sponsor’s fee	57,156	45,839

Total Current Liabilities	57,156	91,150

Commitments and Contingent Liabilities (note 8)	—	—
Redeemable Capital Shares, at redemption value, no par value, 8,000,000 authorized – 950,000 and 700,000 issued and outstanding, respectively	157,265,446	113,528,531
Shareholders’ Equity – Retained Earnings and Cumulative Translation Adjustment	—	—

Total Liabilities and Shareholders’ Equity	$157,322,602	$113,619,681

See Notes to Financial Statements.

CurrencySharesSM British Pound Sterling Trust

Statements of Income and Comprehensive Income

(Unaudited)

	Three months ended July 31, 2009	Nine months ended July 31, 2009	Three months ended July 31, 2008	Nine months ended July 31, 2008
Income
Interest Income	$18,039	$416,833	$1,107,812	$4,095,400

Total Income	18,039	416,833	1,107,812	4,095,400

Expenses
Sponsor’s fee	(155,471)	(358,352)	(95,139)	(330,324)

Total Expenses	(155,471)	(358,352)	(95,139)	(330,324)

Net (Loss) Income	$(137,432)	$58,481	$1,012,673	$3,765,076

Other Comprehensive (Loss) Income
Currency translation adjustment	(4,557)	(14,116)	3,129	(16,742)

Total Comprehensive (Loss) Income	$(141,989)	$44,365	$1,015,802	$3,748,334

Basic and Diluted Earnings per Share	$(0.14)	$0.07	$2.09	$6.93
Weighted-average Shares Outstanding	958,696	794,505	484,783	543,248
Cash Dividends per Share	$—	$0.76	$1.95	$7.66

See Notes to Financial Statements.

CurrencySharesSM British Pound Sterling Trust

Statements of Changes in Shareholders’ Equity

(Unaudited)

	Nine months ended July 31, 2009	Year ended October 31, 2008
Retained Earnings Balance, Beginning of Period	$—	$—
Net Income	58,481	5,056,537
Distributions Paid	(613,076)	(5,370,991)
Adjustment of redeemable capital shares to redemption value	554,595	314,454

Retained Earnings Balance, End of Period	$—	$—

Cumulative Translation Adjustment, Beginning of Period	$—	$—
Currency translation adjustment	(14,116)	(143,547)
Adjustment of redeemable capital shares to redemption value	14,116	143,547

Cumulative Translation Adjustment, End of Period	$—	$—

See Notes to Financial Statements.

CurrencySharesSM British Pound Sterling Trust

Statements of Cash Flows

(Unaudited)

	Nine months ended July 31, 2009	Nine months ended July 31, 2008
Cash flows from operating activities
Cash received for accrued income	$853,080	$4,350,657
Cash paid for expenses	(347,224)	(344,616)

Net cash provided by operating activities	505,856	4,006,041

Cash flows from financing activities
Cash received to purchase redeemable shares	234,534,588	339,379,250
Cash paid to redeem redeemable shares	(196,702,380)	(399,065,701)
Cash paid for distributions	(613,076)	(4,152,867)

Net cash provided by/(used in) financing activities	37,219,132	(63,839,318)

Adjustment to period cash flows due to currency movement	6,481,155	(7,922,386)

Increase (Decrease) in cash	44,206,143	(67,755,663)
Cash at beginning of period	113,109,689	176,718,592

Cash at end of period	$157,315,832	$108,962,929

Reconciliation of net income to net cash provided by operating activities

Net Income	$58,481	$3,765,076
Adjustments to reconcile net income to net cash provided by operating activities
Increase in receivable from accrued interest	(6,770)	(396,605)
Decrease in prior period receivable from accrued interest	464,681	687,607
Currency translation adjustment	(21,853)	(33,180)
Increase in accrued sponsor fee	57,156	34,159
Decrease in prior period accrued sponsor fee	(45,839)	(51,016)

Net cash provided by operating activities	$505,856	$4,006,041

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of the assets, liabilities and disclosures of contingent liabilities at the date of the financial statements, the reported amounts of revenue and expenses during the period and the evaluation of subsequent events through September 9, 2009, the issuance date of the financial statements. Actual results could differ from those estimates.

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

British Pound Sterling principal deposits are held in a British Pound Sterling-denominated, interest-bearing demand account. For the nine months ended July 31, 2009, there were British Pound Sterling principal deposits of 154,932,761, British Pound Sterling principal redemptions of 129,934,896, and British Pound Sterling withdrawals (to pay expenses) of 103,528 resulting in an ending British Pound Sterling principal balance of 94,894,337. This equates to 157,315,832 USD. For the year ending October 31, 2008, there were British Pound Sterling principal deposits of 275,000,000 and British Pound Sterling principal redemptions of 290,000,000 resulting in an ending British Pound Sterling principal balance of 70,000,000. This equates to 113,155,000 USD. In addition, net interest associated with creation and redemption activity is held in a British Pound Sterling-denominated non-interest-bearing account, and any balance is distributed in full as part of the monthly income distributions.

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

Activity in redeemable capital Shares is as follows:

	Nine months ended July 31, 2009		Year ended October 31, 2008
	Shares	U.S. Dollar Amount	Shares	US Dollar Amount
Opening balance	700,000	$113,528,531	850,000	$177,355,183
Shares issued	1,550,000	234,534,588	2,750,000	535,076,549
Shares redeemed	(1,300,000)	(196,702,380)	(2,900,000)	(564,148,567)
Adjustment to period Shares due to currency movement and other	—	5,904,707	—	(34,754,634)

Ending balance	950,000	$157,265,446	700,000	$113,528,531

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

Liquidity

The Sponsor is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to the Trust’s liquidity needs. The Trust’s Depository, JPMorgan Chase Bank, N.A., London Branch, maintains two deposit accounts for the Trust, a primary deposit account that is expected to earn interest and a secondary deposit account that does not earn interest. Interest on the primary deposit account, if any, accrues daily and is paid monthly. The interest rate in effect as of July 31, 2009 was an annual nominal rate of 0.05%. The following chart provides the daily rate paid by the Depository since the Shares began trading on the NYSE:

In exchange for a fee, the Sponsor bears most of the expense incurred by the Trust. As a result, the only ordinary expense of the Trust during the period covered by this report was the Sponsor’s fee. Each month the Depository deposits into the secondary deposit account accrued but unpaid interest, if any, and the Trustee withdraws British Pounds Sterling from the secondary deposit account to pay the accrued Sponsor’s fee for the previous month plus other Trust expenses, if any. In the event that the interest deposited, if any, exceeds the sum of the Sponsor’s fee for the prior month plus other Trust expenses, if any, the Trustee converts the excess into USD at a prevailing market rate and distributes the USD as promptly as practicable to Shareholders on a pro rata basis (in accordance with the number of Shares that they own). The Trust did not make any distributions during the quarter ended July 31, 2009.

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

During the nine months ended July 31, 2009, an additional 1,550,000 shares had been created in exchange for 154,932,761 British Pounds Sterling and 1,300,000 shares were redeemed in exchange for 129,934,896 British Pounds Sterling. In addition, 103,528 British Pounds Sterling were withdrawn to pay the portion of sponsor fee that exceeded the interest earned. As of July 31, 2009, the number of British Pounds Sterling owned by the Trust was 94,894,337 resulting in a redeemable capital share value of $157,265,446.

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

The Trust maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) designed to ensure that material information relating to the Trust is recorded, processed and disclosed on a timely basis. The Trust’s disclosure controls and procedures are designed by or under the supervision of the Sponsor’s chief executive officer and chief financial officer who exercise oversight over the Trust as the Trust has no officers. The chief executive officer and chief financial officer of the Sponsor have evaluated the effectiveness of the Trust’s disclosure controls and procedures as of July 31, 2009. Based on that evaluation, the chief executive officer and chief financial officer of the Sponsor have concluded that the disclosure controls and procedures of the Trust were effective as of the end of the period covered by this report.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None.

(b)	Not applicable.

(c)	During the quarter ended July 31, 2009, nine Baskets (450,000 Shares registered pursuant to Section 12 of the Securities Exchange Act of 1934) were redeemed by the Trust, as follows:

Period	Total Number of Registered Shares Redeemed	Average Price Per Share
05/01/2009 – 05/31/2009	100,000	$150.39
06/01/2009 – 06/30/2009	100,000	$163.79
07/01/2009 – 07/31/2009	250,000	$162.51

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Number	Description of Exhibit
31.1	Certification of Principal Executive Officer Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CURRENCYSHARESSM BRITISH POUND STERLING TRUST

	By:	Rydex Specialized Products LLC
Sponsor of the CurrencySharesSM British Pound Sterling Trust

Date: September 9, 2009	By:	/s/ Joe Arruda
Joe Arruda
Chief Financial Officer
(principal financial officer)