Form 10-Q
period 2010-01-31
CURRENCYSHARES BRITISH POUND STERLING TRUST
filed 2010-03-12
CIK 1353611

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2010

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒.

CURRENCYSHARESSM BRITISH POUND STERLING TRUST

PART I - FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

CurrencySharesSM British Pound Sterling Trust

Statements of Financial Condition

	January 31, 2010 (Unaudited)	October 31, 2009
Assets
Current Assets
British Pound Sterling deposits, interest bearing	$111,855,166	$139,827,043
British Pound Sterling deposits, non-interest bearing	—	—
Receivable from accrued interest	8,627	9,853

Total Assets	$111,863,793	$139,836,896

Liabilities and Shareholders’ Equity
Current Liabilities
Redemptions payable	$7,987,383	$—
Accrued Sponsor’s fee	40,446	50,380

Total Current Liabilities	8,027,829	50,380

Commitments and Contingent Liabilities (note 8)	—	—
Shareholders’ Equity
Redeemable Capital Shares, at redemption value, no par value, 13,000,000 and 8,000,000 authorized, respectively – 650,000 and 850,000 issued and outstanding, respectively	103,835,964	139,786,516
Retained Earnings	—	—
Cumulative Translation Adjustment	—	—

Total Liabilities and Shareholders’ Equity	$111,863,793	$139,836,896

See Notes to Financial Statements.

CurrencySharesSM British Pound Sterling Trust

Statements of Income and Comprehensive Income

(Unaudited)

	Three months ended January 31, 2010	Three months ended January 31, 2009
Income
Interest Income	$27,655	$339,175

Total Income	27,655	339,175

Expenses
Sponsor’s fee	(133,440)	(87,327)

Total Expenses	(133,440)	(87,327)

Net (Loss) Income	$(105,785)	$251,848

Other Comprehensive Income (Loss)
Currency translation adjustment	1,861	(8,115)

Total Comprehensive (Loss) Income	$(103,924)	$243,733

Basic and Diluted Earnings per Share	$(0.13)	$0.43
Weighted-average Shares Outstanding	810,326	591,304
Cash Dividends per Share	$—	$0.92

See Notes to Financial Statements.

CurrencySharesSM British Pound Sterling Trust

Statements of Changes in Shareholders’ Equity

	Three months ended January 31, 2010 (Unaudited)	Year ended October 31, 2009
Retained Earnings Balance, Beginning of Period	$—	$—
Net Loss	(105,785)	(76,195)
Distributions Paid	—	(625,429)
Adjustment of redeemable capital shares to redemption value	105,785	701,624

Retained Earnings Balance, End of Period	$—	$—

Cumulative Translation Adjustment, Beginning of Period	$—	$—
Currency translation adjustment	1,861	(15,236)
Adjustment of redeemable capital shares to redemption value	(1,861)	15,236

Cumulative Translation Adjustment, End of Period	$—	$—

See Notes to Financial Statements.

CurrencySharesSM British Pound Sterling Trust

Statements of Cash Flows

(Unaudited)

	Three months ended January 31, 2010	Three months ended January 31, 2009
Cash flows from operating activities
Cash received for accrued income	$28,626	$703,918
Cash paid for expenses	(142,127)	(103,441)

Net cash (used in)/provided by operating activities	(113,501)	600,477

Cash flows from financing activities
Cash received to purchase redeemable shares	48,807,232	14,901,514
Cash paid to redeem redeemable shares	(73,203,100)	(37,258,344)
Cash paid for distributions	—	(545,347)

Net cash used in financing activities	(24,395,868)	(22,902,177)

Adjustment to period cash flows due to currency movement	(3,462,508)	(11,512,567)

Decrease in cash	(27,971,877)	(33,814,267)
Cash at beginning of period	139,827,043	113,109,689

Cash at end of period	$111,855,166	$79,295,422

Reconciliation of net (loss) income to net cash (used in)/provided by operating activities

Net (Loss) Income	$(105,785)	$251,848
Adjustments to reconcile net (loss) income to net cash (used in)/provided by operating activities
Receivable from accrued interest	(8,627)	(61,442)
Prior period receivable from accrued interest	9,853	464,681
Currency translation adjustment	992	(34,058)
Accrued sponsor fee	40,446	25,287
Prior period accrued sponsor fee	(50,380)	(45,839)

Net cash (used in)/provided by operating activities	$(113,501)	$600,477

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

The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q. In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Trust’s financial statements included in the Form 10-K as filed on January 14, 2010.

2.	Significant Accounting Policies

A.	Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of the assets, liabilities and disclosures of contingent liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the period and the evaluation of subsequent events through the issuance date of the financial statements. Actual results could differ from those estimates.

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

The functional currency of the Trust is the British Pound Sterling in accordance with generally accepted accounting standards. For financial statement reporting purposes, the U.S. Dollar is the reporting currency. As a result, the financial records of the Trust are translated from British Pounds Sterling to USD. The Closing Spot Rate on the last day of the period is used for translation in the statements of financial condition. The average Closing Spot Rate for the period is used for translation in the statement of income and comprehensive income and the statement of cash flows. Any currency translation adjustment is included in comprehensive income.

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

British Pound Sterling principal deposits are held in a British Pound Sterling-denominated, interest-bearing demand account. For the three months ended January 31, 2010, there were British Pound Sterling principal deposits of 29,922,894, British Pound Sterling principal redemptions of 49,864,228 and British Pound Sterling withdrawals (to pay expenses) of 69,585 resulting in an ending British Pound Sterling principal balance of 64,820,145. This equates to 103,867,783 USD (including USD redemptions payable of 7,987,383). For the year ending October 31, 2009, there were British Pound Sterling principal deposits of 174,902,200 and British Pound Sterling principal redemptions of 159,879,416 and British Pound Sterling withdrawals (to pay expenses) of 191,720 resulting in an ending British Pound Sterling principal balance of 84,831,064. This equates to 139,827,043 USD. In addition, net interest, if any, associated with creation and redemption activity is held in a British Pound Sterling-denominated non-interest-bearing account, and any balance is distributed in full as part of the monthly income distributions.

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

Activity in redeemable capital Shares is as follows:

	Three months ended January 31, 2010 (Unaudited)		Year ended October 31, 2009
	Shares	U.S. Dollar Amount	Shares	U.S. Dollar Amount
Opening balance	850,000	$139,786,516	700,000	$113,528,531
Shares issued	300,000	48,807,232	1,750,000	270,097,103
Shares redeemed	(500,000)	(81,333,543)	(1,600,000)	(246,906,124)
Adjustment to period Shares due to currency movement and other	—	(3,424,241)	—	3,067,006

Ending balance	650,000	$103,835,964	850,000	$139,786,516

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

Under the Trust’s organizational documents, the Sponsor is indemnified against any liability or expense it incurs without negligence, bad faith or willful misconduct on its part. The Trust’s maximum exposure under this arrangement is unknown, as this would involve future claims that may be made against the Trust that have not yet occurred.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-Looking Information and Risk Factors

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In some cases, such forward-looking statements can be identified by terminology such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek,” “outlook” and “estimate” as well as similar words and phrases that signify forward-looking statements. These statements are predictions and actual events or results may differ materially from those expressed in our forward-looking statements. Risks and uncertainties may cause our actual results to differ materially from those expressed in our forward-looking statements. These risks and uncertainties include fluctuations in the price of the British Pound Sterling, as the value of the Shares relates directly to the value of the British Pound Sterling held by the Trust and price fluctuations could materially adversely affect an investment in the Shares. Readers are urged to review the “Risk Factors” section contained in the Trust’s most recent annual report on Form 10-K for a description of other risks and uncertainties that may affect an investment in the Shares.

Neither Rydex Specialized Products LLC d/b/a Rydex Investments (the “Sponsor”) nor any other person assumes responsibility for the accuracy or completeness of forward-looking statements contained in this report. Further, these forward-looking statements are made as of the date of this report, and will not be revised or updated to reflect actual results or changes in the Sponsor’s expectations or predictions.

Trust Overview

CurrencySharesSM British Pound Sterling Trust (the “Trust”) is a grantor trust that was formed on June 8, 2006. The Trust issues shares (the “Shares”) in blocks of 50,000 each (a “Basket”) in exchange for deposits of British Pounds Sterling and distributes British Pounds Sterling in connection with the redemption of Baskets.

The Trust is a passive investment vehicle. The Trust does not have any officers, directors or employees. The investment objective of the Trust is for the Shares to reflect the price of the British Pound Sterling plus accrued interest, if any, less the expenses of the Trust’s operations. The Trust does not engage in any activities designed to obtain profit from, or ameliorate losses caused by, changes in the price of the British Pound Sterling.

The Shares, which began trading on June 26, 2006, trade under ticker symbol “FXB” on NYSE Arca. Investing in the Shares does not insulate the investor from certain risks, including price volatility.

Definition of Net Asset Value; Valuation of British Pound Sterling

The net asset value (“NAV”) of the Trust is the aggregate value, expressed in U.S. Dollars (“USD”), of the Trust’s assets. To calculate the NAV, The Bank of New York Mellon (the “Trustee”) adds to the amount of British Pounds Sterling in the Trust at the end of the preceding business day accrued but unpaid interest, if any, British Pounds Sterling receivable under pending purchase orders and the value of other Trust assets, and subtracts the accrued but unpaid Sponsor’s fee, British Pounds Sterling payable under pending redemption orders and other Trust expenses and liabilities, if any.

Prior to November 13, 2008, the NAV was expressed in USD based on the “Noon Buying Rate,” which is the USD/British Pound Sterling exchange rate as determined by the Federal Reserve Bank of New York at 12:00 PM (New York time). As of and after November 13, 2008, the NAV is expressed in USD based on the USD/British Pound Sterling exchange rate as determined by WM/Reuters at 4:00 PM (London time) (the “Closing Spot Rate”) on each day that NYSE Arca is open for regular trading. If, on a particular evaluation day, the Closing Spot Rate has not been determined and announced by 6:00 PM (London time), then the most recent Closing Spot Rate shall be used to determine the NAV of the Trust unless the Trustee, in consultation with the Sponsor, determines that such price is inappropriate to use as the basis for such valuation. The Trustee also determines the NAV per Share, which equals the NAV of the Trust divided by the number of outstanding Shares.

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

Liquidity

The Sponsor is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to the Trust’s liquidity needs. The Trust’s depository, JPMorgan Chase Bank, N.A., London Branch (the “Depository”), maintains two deposit accounts for the Trust, a primary deposit account that is expected to earn interest and a secondary deposit account that does not earn interest. Interest on the primary deposit account, if any, accrues daily and is paid monthly. The interest rate in effect as of January 31, 2010 was an annual nominal rate of 0.10%. The following chart provides the daily rate paid by the Depository since the Shares began trading on the NYSE:

In exchange for a fee, the Sponsor bears most of the expenses incurred by the Trust. As a result, the only ordinary expense of the Trust during the period covered by this report was the Sponsor’s fee. Each month the Depository deposits into the secondary deposit account accrued but unpaid interest, if any, and the Trustee withdraws British Pounds Sterling from the secondary deposit account to pay the accrued Sponsor’s fee for the previous month plus other Trust expenses, if any. In the event that the interest deposited, if any, exceeds the sum of the Sponsor’s fee for the prior month plus other Trust expenses, if any, the Trustee converts the excess into USD at a prevailing market rate and distributes the USD as promptly as practicable to Shareholders on a pro rata basis (in accordance with the number of Shares that they own). The Trust did not make any distributions during the quarter ended January 31, 2010.

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

The functional currency of the Trust is the British Pound Sterling in accordance with generally accepted accounting standards.

Results of Operations

As of October 31, 2009, the number of British Pounds Sterling owned by the Trust was 84,831,064, resulting in a redeemable capital share value of $139,786,516. During the three months ended January 31, 2010, an additional 300,000 Shares were created in exchange for 29,922,894 British Pounds Sterling and 500,000 Shares were redeemed in exchange for 49,864,228 British Pounds Sterling. In addition, 69,585 British Pounds Sterling were withdrawn by the Sponsor to pay the portion of the Sponsor’s fee that exceeded interest earned. As of January 31, 2010, the number of British Pounds Sterling owned by the Trust was 64,820,145, resulting in a redeemable capital share value of $103,835,964.

A decrease in the Trust’s redeemable capital share value from $139,786,516 at October 31, 2009 to $103,835,964 at January 31, 2010 was primarily the result of a reduction in the number of Shares outstanding from 850,000 at October 31, 2009 to 650,000 at January 31, 2010, coupled with a decrease in the Closing Spot Rate which fell from 1.65 at October 31, 2009 to 1.60 at January 31, 2010.

Interest income decreased from $339,175 for the three months ended January 31, 2009 to $27,655 for the three months ended January 31, 2010, attributable primarily to a decrease in the annual nominal interest rate paid by the Depository from 0.97% at January 31, 2009 to 0.10% at January 31, 2010.

The only expense of the Trust during the three months ended January 31, 2010 was the Sponsor’s fee. The Sponsor’s fee accrues daily at an annual nominal rate of 0.40% of the British Pounds Sterling in the Trust. Due primarily to an increase in the weighted-average British Pounds Sterling in the Trust, the Sponsor’s fee increased from $87,327 for the three months ended January 31, 2009 to $133,440 for the three months ended January 31, 2010.

The Trust’s net loss for the three months ended January 31, 2010 was $105,785 as a consequence of the Trust’s Sponsor’s fee of $133,440 exceeding interest income of $27,655.

Cash dividends per Share decreased from $0.92 for the three months ended January 31, 2009 to $0.00 per Share for the three months ended January 31, 2010. This decrease in cash dividends per Share was primarily the result of a decrease in the annual nominal interest rate paid by the Depository.

Movements in the Price of British Pound Sterling

The investment objective of the Trust is for the Shares to reflect the price of the British Pound Sterling plus accrued interest, if any, less the expenses of the Trust’s operations. The Shares are intended to provide institutional and retail investors with a simple, cost-effective means of gaining investment benefits similar to those of holding British Pounds Sterling. Each outstanding Share represents a proportional interest in the British Pounds Sterling held by the Trust. The following chart provides historical trends in the price of the British Pound Sterling. The chart illustrates movements in the price of the British Pound Sterling in USD based on the Noon Buying Rate (prior to November 13, 2008) and the Closing Spot Rate (as of and after November 13, 2008).

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Except as described above with respect to fluctuations in the USD/British Pound Sterling exchange rate and changes in the nominal annual interest rate paid by the Depository on British Pounds Sterling held by the Trust, the Trust is not subject to market risk. The Trust does not hold securities and does not invest in derivative products.

Item 4.	CONTROLS AND PROCEDURES

The Trust maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) designed to ensure that material information relating to the Trust is recorded, processed and disclosed on a timely basis. The Trust’s disclosure controls and procedures are designed by or under the supervision of the Sponsor’s chief executive officer and chief financial officer, who exercise oversight over the Trust as the Trust has no officers. The chief executive officer and chief financial officer of the Sponsor have evaluated the effectiveness of the Trust’s disclosure controls and procedures as of January 31, 2010. Based on that evaluation, the chief executive officer and chief financial officer of the Sponsor have concluded that the disclosure controls and procedures of the Trust were effective as of the end of the period covered by this report.

There were no changes in the Trust’s internal control over financial reporting that occurred during the Trust’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

There have been no material changes from the risk factors disclosed in the “Risk Factors” section of the Trust’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on January 14, 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None.

(b)	Not applicable.

(c)	During the quarter ended January 31, 2010, 10 Baskets (500,000 Shares registered pursuant to Section 12 of the Securities Exchange Act of 1934) were redeemed by the Trust, as follows:

Period	Total Number of Registered Shares Redeemed	Average Price Per Share
11/01/2009 – 11/30/2009	150,000	$167.20
12/01/2009 – 12/31/2009	200,000	$158.92
01/01/2010 – 01/31/2010	150,000	$161.70

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Number	Description of Exhibit
31.1	Certification of Principal Executive Officer Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CURRENCYSHARESSM BRITISH POUND STERLING TRUST

	By:	Rydex Specialized Products LLC
Sponsor of the CurrencySharesSM British Pound Sterling Trust

Date: March 12, 2010	By:	/s/ Joseph Arruda
Joseph Arruda
Chief Financial Officer
(principal financial officer)