Form 10-K
period 2010-10-31
CURRENCYSHARES BRITISH POUND STERLING TRUST
filed 2011-01-14
CIK 1353611

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2010

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):    Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒.

Aggregate market value of 850,000 shares of registrant’s common stock held by non-affiliates of the registrant, based on the closing price of a share of the registrant’s common stock on April 30, 2010 as reported by NYSE Arca on that date: $129,531,500.

CURRENCYSHARES® BRITISH POUND STERLING TRUST

i

PART I

Item 1.	Business

Overview

The CurrencyShares® British Pound Sterling Trust (the “Trust”) is a grantor trust that was formed on June 8, 2006. The shares began trading on the New York Stock Exchange (“NYSE”) under the ticker symbol “FXB” on June 26, 2006. The primary listing of the Shares was transferred to NYSE Arca on October 30, 2007. The Trust issues shares (the “Shares”) in blocks of 50,000 (a “Basket”) in exchange for deposits of British Pound Sterling and distributes British Pound Sterling in connection with the redemption of Baskets.

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

The Trust

General

The Trust holds British Pound Sterling and, from time to time, issues Baskets in exchange for deposits of British Pound Sterling and distributes British Pound Sterling in connection with redemptions of Baskets. The British Pound Sterling held by the Trust will be sold only if needed to pay Trust expenses, in the event the Trust terminates and liquidates its assets or as otherwise required by law or regulation.

The Sponsor

The Sponsor of the Trust generally oversees the performance of the Trustee and the Trust’s principal service providers, but does not exercise day-to-day oversight over the Trustee or the Trust’s service providers. The Sponsor is Rydex Specialized Products LLC, a Delaware limited liability company.

The Trust’s only ordinary recurring expense is the Sponsor’s fee. The Sponsor is responsible for payment of the following administrative and marketing expenses of the Trust: the Trustee’s monthly fee, typical maintenance and transaction fees of the Depository, NYSE listing fees, NYSE Arca listing fees, printing and mailing costs, audit fees and expenses, up to $100,000 per year in legal fees and expenses, and applicable license fees. The Sponsor also paid the costs of the Trust’s organization, including the applicable SEC registration fees. The Sponsor’s fee accrues daily at an annual nominal rate of 0.40% of the British Pound Sterling in the Trust (including all unpaid interest but excluding unpaid fees, each as accrued through the immediately preceding day). The Sponsor was paid $503,728 for the fiscal year ended October 31, 2010.

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

Depository and Deposit Accounts

JPMorgan Chase Bank, N.A., London Branch is the Depository. The Depository maintains two deposit accounts for the Trust, a primary deposit account which is expected to earn interest and a secondary deposit account which does not earn interest (collectively, the “Deposit Accounts”). Interest on the primary deposit account accrues daily and is paid monthly. If the Sponsor believes that the interest rate paid by the Depository is not competitive, the Sponsor’s recourse is to remove the Depository by terminating the Deposit Account Agreement and closing the Deposit Accounts. The Depository is not paid a fee for its services to the Trust. The Depository earns a “spread” or “margin” over the rate of interest it pays to the Trust on the British Pound Sterling deposit balances.

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

Limited Rights

The Shares are not a traditional investment. They are dissimilar from the shares of a corporation operating a business enterprise, with management and a board of directors. Trust Shareholders do not have rights normally associated with owning shares of a business corporation, including, for example, the right to bring “oppression” or “derivative”

actions. Shareholders’ have only those rights explicitly set forth in the Depositary Trust Agreement. The Shares do not entitle their holders to any conversion or pre-emptive rights or, except as described herein, any redemption or distribution rights.

Voting and Approvals

Shareholders have no voting rights under the Depositary Trust Agreement, except in limited circumstances. If the holders of at least 25% of the Shares outstanding determine that the Trustee is in material breach of its obligations under the Depositary Trust Agreement, they may provide written notice to the Trustee (or require the Sponsor to do so) specifying the default and requiring the Trustee to cure such default. If the Trustee fails to cure the default within 30 days, the Sponsor may remove the Trustee. The holders of at least 66-2/3% of the Shares outstanding may vote to remove the Trustee. The Trustee must terminate the Trust at the request of the holders of at least 75% of the outstanding Shares.

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

Only Authorized Participants may place orders to create and redeem Baskets. An Authorized Participant is a Depository Trust Company participant that is a registered broker-dealer or other securities market participant, such as a bank or other financial institution that is not required to register as a broker-dealer to engage in securities transactions.

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

The Shares are designed to reflect the price of the British Pound Sterling, plus accumulated interest, if any, less the Trust’s expenses. The price of the British Pound Sterling has fluctuated widely over the past several years. Several factors may affect the price of the British Pound Sterling, including:

•	Debt level and trade deficit of the United Kingdom;

•	Inflation rates and interest rates of the United States and the United Kingdom and investors’ expectations concerning these rates;

•	Investment and trading activities of mutual funds, hedge funds and currency funds; and

•	Global or regional political, economic or financial events and situations.

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

The payment of expenses by the Trust will result in a taxable event to Shareholders. To the extent Trust expenses exceed interest paid to the Trust, a gain or loss may be recognized by Shareholders depending on the tax basis of the tendered British Pounds Sterling.

The interest rate earned by the Trust, although competitive, may not be the best rate available. If the Sponsor determines that the interest rate is inadequate, then its sole recourse is to remove the Depository and terminate the Deposit Accounts.

The Depository is committed to endeavor to pay a competitive interest rate on the balance of British Pound Sterling in the primary deposit account of the Trust. Interest on the primary deposit account, if any, accrues daily and is paid monthly. The Sponsor discloses the current interest rate on the Trust’s website. The Depository may change the rate at which interest accrues based upon changes in the Sterling Overnight Index Average (SONIA rate), other market conditions or the Depository’s liquidity needs. Although the Depository may consider the SONIA rate in setting the interest rate, the rate paid to the Trust may be lower than the SONIA rate. The Depository notifies the Sponsor of the interest rate applied each business day after the close of the business day. If the Sponsor believes that the interest rate paid by the Depository is not adequate, the Sponsor’s sole recourse is to remove the Depository and terminate the Deposit Accounts. The Depository is not paid a fee for its services to the Trust; rather, it generates income or loss based on its ability to earn a “spread” or “margin” over the interest it pays to the Trust by using the Trust’s British Pounds Sterling to make loans or in other banking operations. For these reasons, you should not expect that the Trust will be paid the best available interest rate at any time or over time.

If the Trust incurs expenses in USD, the Trust is required to sell British Pound Sterling to pay these expenses. The sale of the Trust’s British Pound Sterling to pay expenses in USD at a time of low British Pound Sterling prices could adversely affect the value of the Shares.

The Trustee will sell British Pounds Sterling held by the Trust to pay Trust any expenses incurred in USD, irrespective of then-current British Pound Sterling prices. The Trust is not actively managed and no attempt will be made to buy or sell British Pound Sterling to protect against or to take advantage of fluctuations in the price of British Pound Sterling. Consequently, the Trust’s British Pounds Sterling may be sold at a time when the British Pound Sterling price is low, resulting in a negative effect on the value of the Shares.

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

Shareholders do not have the protections associated with ownership of a demand deposit account insured in the United States by the Federal Deposit Insurance Corporation nor the protection provided for bank deposits under English law.

Neither the Shares nor the Deposit Accounts and the British Pounds Sterling deposited in them are a deposit insured against loss by the FDIC, any other federal agency of the United States or the Financial Services Compensation Scheme of England.

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

The occurrence of any one of several events would either require the Trust to terminate or permit the Sponsor to terminate the Trust. For example, if the Depository were to resign or be removed, then the Sponsor would be required to terminate the Trust. Shareholders tendering their Shares within 90 days of the Trust’s termination will receive the amount of British Pounds Sterling represented by their Shares. Shareholders may incur significant fees if they choose to convert the British Pounds Sterling they receive to U.S. Dollars.

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

Substantial sales of British Pounds Sterling by the official sector could adversely affect an investment in the Shares.

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

The principal offices of the Sponsor and the Trust are at 9601 Blackwell Road, Suite 500, Rockville, Maryland 20850, which is leased by an affiliate of the Sponsor. Neither the Sponsor nor the Trust owns or leases any other property.

Item 3.	Legal Proceedings

None.

Item 4.	(Removed and Reserved)

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Following are the high and low sale prices of the Shares as reported by the NYSE Arca for each of the quarters during the fiscal years ended October 31, 2010 and October 31, 2009:

Fiscal Year Ended October 31, 2010:	High	Low
Quarter Ended
January 31, 2010	$167.94	$158.51
April 30, 2010	$159.30	$147.61
July 31, 2010	$156.15	$142.79
October 31, 2010	$159.45	$152.60

Fiscal Year Ended October 31, 2009:	High	Low
Quarter Ended
January 31, 2009	$159.75	$138.07
April 30, 2009	$149.85	$137.50
July 31, 2009	$166.80	$149.05
October 31, 2009	$169.73	$157.76

The number of record holders of Shares of the registrant as of November 30, 2010 was approximately 76.

Although the Trust does not purchase Shares directly from its shareholders, the Trust redeemed Baskets from Authorized Participants in the fourth quarter of the fiscal year covered by this report as follows:

Month	Shares	Average Price
August	100,000	$158.80
September	100,000	$156.81
October	300,000	$157.96

Item 6.	Selected Financial Data

Following are financial highlights for the fiscal years ended October 31, 2010, October 31, 2009, October 31, 2008, October 31, 2007 and the period from June 8, 2006 (date of inception) to October 31, 2006.

	Fiscal Year ended October 31, 2010	Fiscal Year ended October 31, 2009	Fiscal Year ended October 31, 2008	Fiscal Year ended October 31, 2007	June 8, 2006 [Date of Inception] to October 31, 2006
Income
Interest income	$137,295	$442,286	$5,517,682	$4,177,242	$596,904

Total Income	137,295	442,286	5,517,682	4,177,242	596,904

Expenses
Sponsor’s fee	(503,728)	(518,481)	(461,145)	(320,992)	(54,489)

Total Expenses	(503,728)	(518,481)	(461,145)	(320,992)	(54,489)
Net (Loss)/Income	$(366,433)	$(76,195)	$5,056,537	$3,856,250	$542,415

Other Comprehensive (Loss)/Income:
Currency translation adjustment	(3,975)	(15,236)	(143,547)	75,856	11,376

Total Comprehensive (Loss)/Income	$(370,408)	$(91,431)	$4,912,990	$3,932,106	$553,791

Basic and Diluted Earnings per Share	$(0.45)	$(0.09)	$8.58	$9.59	$2.81
Weighted-average Shares Outstanding	811,233	839,315	589,208	401,918	193,151
Cash Dividends per Share	$—	$0.72	$9.13	$9.28	$2.08

As of October 31, 2010, total assets were $111,381,194, and for the fiscal year ended October 31, 2010, net cash flows were $(28,462,113).

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Information

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek,” “outlook” and “estimate” and other similar words. Forward-looking statements are based upon our current expectations and beliefs concerning future developments and their potential effects on us. Such forward-looking statements are not guarantees of future performance. Various factors may cause our actual results to differ materially from those expressed in our forward-looking statements. These factors include fluctuations in the price of the British Pound Sterling, as the value of the Shares relates directly to the value of the British Pounds Sterling held by the Trust and price fluctuations could materially adversely affect an investment in the Shares. Readers are urged to review the “Risk Factors” section in this report for a description of other risks and uncertainties that may affect an investment in the Shares.

Neither Rydex Specialized Products LLC d/b/a Rydex Investments (the “Sponsor”) nor any other person assumes responsibility for the accuracy or completeness of forward-looking statements contained in this report. The forward-looking statements are made as of the date of this report, and will not be revised or updated to reflect actual results or changes in the Sponsor’s expectations or predictions.

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

Liquidity

The Sponsor is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to the Trust’s liquidity needs. The Trust’s Depository, JPMorgan Chase Bank, N.A., London Branch, maintains two deposit accounts for the Trust, a primary deposit account that is expected to earn interest and a secondary deposit account that does not earn interest. Interest on the primary deposit account, if any, accrues daily and is paid monthly. The interest rate in effect as of October 31, 2010 was an annual nominal rate of 0.14%. The following chart provides the daily rate paid by the Depository since the Shares began trading:

In exchange for a fee, the Sponsor bears most of the expense incurred by the Trust. As a result, the only ordinary expense of the Trust during the periods covered by this report was the Sponsor’s fee. Each month the Depository deposits into the secondary deposit account accrued but unpaid interest, if any, and the Trustee withdraws British Pounds Sterling from the secondary deposit account to pay the accrued Sponsor’s fee for the previous month plus other Trust expenses, if any. When the interest deposited, if any, exceeds the sum of the Sponsor’s fee for the prior month plus other Trust expenses, if any, the Trustee converts the excess into USD at a prevailing market rate and distributes the USD as promptly as practicable to Shareholders on a pro rata basis (in accordance with the number of Shares that they own). The Trust did not make any distributions during the quarter ended October 31, 2010.

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

The functional currency of the Trust is the British Pound Sterling in accordance with ASC 830, Foreign Currency Translation.

Results of Operations

As of October 31, 2009, the number of British Pounds Sterling owned by the Trust was 84,831,064, resulting in a redeemable capital share value of $139,786,516. During the year ended October 31, 2010, an additional 1,500,000 shares were created in exchange for 149,425,128 British Pounds Sterling, and 1,650,000 shares were redeemed in exchange for 164,358,903 British Pounds Sterling. In addition, 241,866 British Pounds Sterling were withdrawn to pay the portion of sponsor fee that exceeded interest earned. As of October 31, 2010, the number of British Pounds Sterling owned by the Trust was 69,655,423, resulting in a redeemable capital share value of $111,336,567.

A decrease in the Trust’s redeemable capital share value from $139,786,516 at October 31, 2009 to $111,336,567 at October 31, 2010, was primarily the result of a reduction in the number of Shares outstanding from 850,000 at October 31, 2009 to 700,000 at October 31, 2010 coupled with a decrease in the Closing Spot Rate from 1.65 at October 31, 2009 to 1.60 at October 31, 2010.

Interest income decreased from $442,286 for the year ended October 31, 2009 to $137,295 for the year ended October 31, 2010, attributable primarily to a decrease in the weighted-average British Pounds Sterling in the Trust and a decrease in the annual nominal interest rate paid by the Depository as set forth in the chart above.

The Sponsor’s fee accrues daily at an annual nominal rate of 0.40% of the British Pounds Sterling in the Trust. Due primarily to a decrease in the weighted-average British Pounds Sterling in the Trust, the Sponsor’s fee decreased from $518,481 for the year ended October 31, 2009 to $503,728 for the year ended October 31, 2010. The only expense of the Trust during the year ended October 31, 2010 was the Sponsor’s fee.

The Trust’s net loss for the year ended October 31, 2010 was $366,433 as a result of the Trust’s Sponsor’s fee of $503,728 exceeding interest income of $137,295.

Cash dividends per Share decreased from $0.72 for the year ended October 31, 2009 to $0.00 per Share for the year ended October 31, 2010. This decrease in cash dividends per Share was primarily the result of a decrease in the annual nominal interest rate paid by the Depository.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Except as described above with respect to the USD/British Pound Sterling exchange rate and the nominal annual interest rate paid by the Depository on British Pound Sterling held by the Trust, the Trust is not subject to market risk. The Trust does not hold securities and does not invest in derivative instruments.

Item 8.	Financial Statements and Supplementary Data

See Index to Financial Statements on page F-1 for a list of the financial statements filed with this report.

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The chief executive officer and chief financial officer of the Sponsor have evaluated the effectiveness of the Trust’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of October 31, 2010. Based on that evaluation, the chief executive officer and chief financial officer of the Sponsor have concluded that the disclosure controls and procedures of the Trust were effective as of the end of the period covered by this annual report.

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

The chief executive officer and chief financial officer of the Sponsor have assessed the effectiveness of the Trust’s internal control over financial reporting as of October 31, 2010. Their assessment included an evaluation of the design of the Trust’s internal control over financial reporting and testing of the operation effectiveness of its internal controls over financial reporting. Based on their assessment and those criteria, the chief executive officer and chief financial officer of the Sponsor believe that the Trust maintained effective internal control over financial reporting as of October 31, 2010.

Effectiveness of the Trust’s internal control over financial reporting as of October 31, 2010 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report included herein.

Changes in Internal Control over Financial Reporting

There were no changes in the Trust’s internal control over financial reporting that occurred during the Trust’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Not applicable.

Item 11.	Executive Compensation

Not applicable.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

None.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Not applicable.

Item 14.	Principal Accountant Fees and Services

The following fees were paid by the Sponsor and were for services performed by Ernst & Young LLP for the fiscal year ended October 31, 2010 and PricewaterhouseCoopers LLP for the fiscal year ended October 31, 2009:

	2010	2009
Audit Fees	$25,778	$35,889
Audit-related fees	0	0
Tax fees	0	0
All other Fees	0	0

	$25,778	$35,889

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

Financial Statements

See Index to Financial Statements on Page F-1 for a list of the financial statements being filed as a part of this report. Schedules have been omitted since they are either not required, not applicable or the information has otherwise been included.

Exhibits

Exhibit No.	Description
3.1	Certificate of Formation of Rydex Specialized Products LLC, incorporated herein by reference to Exhibit 3.1 filed with Form S-1 Registration Statement (File number 333-132361) filed on March 13, 2006.

3.2	Limited Liability Company Agreement of Rydex Specialized Products, LLC, incorporated herein by reference to Exhibit 3.2 filed with Form S-1 Registration Statement (File number 333-132361) filed on March 13, 2006.

4.1	Form of Depositary Trust Agreement, incorporated herein by reference to Exhibit 4.1 filed with Amendment No. 2 to Form S-1 Registration Statement (File number 333-132361) filed on June 9, 2006.

4.2	Form of Participant Agreement, incorporated herein by reference to Exhibit 4.2 filed with Amendment No. 2 to Form S-1 Registration Statement (File number 333-132361) filed on June 9, 2006.

10.1	Form of Deposit Account Agreement, incorporated herein by reference to Exhibit 10.1 filed with Amendment No. 2 to Form S-1 Registration Statement (File number 333-132361) filed on June 9, 2006.

10.2	Form of Sublicense Agreement, incorporated herein by reference to Exhibit 10.2 filed with Form S-1 Registration Statement (File number 333-132361) filed on March 13, 2006.

23.1	Consent of Ernst & Young LLP

31.1	Certification by Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

CurrencyShares® British Pound Sterling Trust

Financial Statements as of October 31, 2010

Report of Independent Registered Public Accounting Firm

To the Shareholders of CurrencyShares® British Pound Sterling Trust:

We have audited the accompanying statement of financial condition of CurrencyShares® British Pound Sterling Trust (the “Trust”) at October 31, 2010 and the related statements of income and comprehensive income, changes in shareholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Trust’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The statement of financial condition at October 31, 2009, the statement of changes in shareholders’ equity for the year ended October 31, 2009, the statements of income and comprehensive income, changes in shareholders’ equity, and cash flows for each of the years ended October 31, 2009 and 2008 were audited by other auditors whose report, dated January 14, 2010, expressed an unqualified opinion on those financial statements.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CurrencyShares® British Pound Sterling Trust at October 31, 2010 and the and the results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of CurrencyShares® British Pound Sterling Trust’s internal control over financial reporting as of October 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated January 14, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, Virginia

January 14, 2011

Report of Independent Registered Public Accounting Firm

To the Shareholders of CurrencyShares® British Pound Sterling Trust:

We have audited CurrencyShares® British Pound Sterling Trust’s (the “Trust”) internal control over financial reporting as of October 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). CurrencyShares® British Pound Sterling Trust’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting appearing under Item 9A. Our responsibility is to express an opinion on the Trust’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, CurrencyShares® British Pound Sterling Trust maintained, in all material respects, effective internal control over financial reporting as of October 31, 2010 based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statement of financial condition as of October 31, 2010 and the related statements of income and comprehensive income, changes in shareholder’ equity and cash flows for the year ended October 31, 2010 of CurrencyShares® British Pound Sterling Trust and our report dated January 14, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, Virginia

January 14, 2011

CurrencyShares® British Pound Sterling Trust

Statements of Financial Condition

	October 31, 2010	October 31, 2009
Assets
Current Assets:
British Pound Sterling deposits, interest bearing	$111,364,930	$139,827,043
British Pound Sterling deposits, non-interest bearing	—	—
Receivable from accrued interest	16,264	9,853

Total Current Assets	$111,381,194	$139,836,896

Liabilities, Redeemable Capital Shares and Shareholders’ Equity
Current Liabilities:
Accrued Sponsor’s fee	44,627	50,380

Total Current Liabilities	44,627	50,380

Commitments and Contingent Liabilities (note 9)	—	—

Redeemable Capital Shares, at redemption value, no par value, 13,000,000 and 8,000,000 authorized, respectively – 700,000 and 850,000 issued and outstanding, respectively	111,336,567	139,786,516
Shareholders’ Equity:
Retained Earnings	—	—
Cumulative Translation Adjustment	—	—

Total Liabilities, Redeemable Capital Shares and Shareholders’ Equity	$111,381,194	$139,836,896

See Notes to Financial Statements.

CurrencyShares® British Pound Sterling Trust

Statements of Income and Comprehensive Income

	Year ended October 31, 2010	Year ended October 31, 2009	Year ended October 31, 2008
Income
Interest Income	$137,295	$442,286	$5,517,682

Total Income	137,295	442,286	5,517,682

Expenses
Sponsor’s fee	(503,728)	(518,481)	(461,145)

Total Expenses	(503,728)	(518,481)	(461,145)
Net (Loss)/Income	$(366,433)	$(76,195)	$5,056,537

Other Comprehensive Loss:
Currency translation adjustment	(3,975)	(15,236)	(143,547)

Total Comprehensive (Loss)/Income	$(370,408)	$(91,431)	$4,912,990

Basic and Diluted Earnings per share	$(0.45)	$(0.09)	$8.58
Weighted-average Shares Outstanding	811,233	839,315	589,208
Cash Dividends per Share	$—	$0.72	$9.13

See Notes to Financial Statements.

CurrencyShares® British Pound Sterling Trust

Statements of Changes in Shareholders’ Equity

	Year ended October 31, 2010	Year ended October 31, 2009	Year ended October 31, 2008
Retained Earnings, Beginning of Year	$—	$—	$—
Net (Loss)/Income	(366,433)	(76,195)	5,056,537
Distributions Paid	—	(625,429)	(5,370,991)
Adjustment of redeemable capital shares to redemption value	366,433	701,624	314,454

Retained Earnings, End of Year	$—	$—	$—

Cumulative Translation Adjustment, Beginning of Year	$—	$—	$—
Currency translation adjustment	(3,975)	(15,236)	(143,547)
Adjustment of redeemable capital shares to redemption value	3,975	15,236	143,547

Cumulative Translation Adjustment, End of Year	$—	$—	$—

See Notes to Financial Statements.

CurrencyShares® British Pound Sterling Trust

Statements of Cash Flows

	Year ended October 31, 2010	Year ended October 31, 2009	Year ended October 31, 2008
Cash flows from operating activities
Cash received for accrued income	$131,026	$891,389	$5,612,544
Cash paid for expenses	(507,345)	(511,526)	(456,084)

Net cash (used in)/provided by operating activities	(376,319)	379,863	5,156,460

Cash flows from financing activities
Cash received to purchase redeemable shares	232,490,556	270,097,103	535,076,549
Cash paid to redeem redeemable shares	(255,726,018)	(246,906,124)	(564,148,567)
Cash paid for distributions	—	(625,429)	(5,370,991)

Net cash (used in)/provided by financing activities	(23,235,462)	22,565,550	(34,443,009)

Adjustment to period cash flows due to currency movement	(4,850,332)	3,771,941	(34,322,354)

(Decrease)/Increase in cash	(28,462,113)	26,717,354	(63,608,903)
Cash at beginning of year	139,827,043	113,109,689	176,718,592

Cash at end of year	$111,364,930	$139,827,043	$113,109,689

Reconciliation of net (loss)/income to net cash provided by operating activities

Net (loss)/income	$(366,433)	$(76,195)	$5,056,537
Adjustments to reconcile net (loss)/income to net cash (used in)/provided by operating activities:
Receivable from accrued interest	(16,264)	(9,853)	(464,681)
Prior period receivable from accrued interest	9,853	464,681	687,607
Currency translation adjustment	2,278	(3,311)	(117,826)
Accrued sponsor fee	44,627	50,380	45,839
Prior period accrued sponsor fee	(50,380)	(45,839)	(51,016)

Net cash (used in)/provided by operating activities	$(376,319)	$379,863	$5,156,460

See Notes to Financial Statements.

CurrencyShares® British Pound Sterling Trust

Notes to Financial Statements

1.	Organization and Description of the Trust

The CurrencySharesSM British Pound Sterling Trust (the “Trust”) was formed under the laws of the State of New York on June 8, 2006 when Rydex Specialized Products LLC d/b/a “Rydex Investments” (the “Sponsor”) deposited 100 British Pounds Sterling in the Trust’s primary deposit account held by JPMorgan Chase Bank N.A., London Branch (the “Depository”). The Sponsor is a Delaware limited liability company whose sole member is Rydex Advisors II, LLC. (also d/b/a “Rydex Investments”). The Sponsor is responsible for, among other things, overseeing the performance of The Bank of New York Mellon (the “Trustee”) and the Trust’s principal service providers, including the preparation of financial statements. The Trustee is responsible for the day-to-day administration of the Trust.

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of the assets, liabilities and disclosures of contingent liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the period and the evaluation of subsequent events through the issuance of the financial statements. Actual results could differ from those estimates.

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

The Trust does not expect to generate taxable income except for interest income (if any) and gain (if any) upon the sale of British Pounds Sterling. A non-U.S. Shareholder generally will not be subject to U.S. federal income tax with respect to gain recognized upon the sale or other disposition of Shares, or upon the sale of British Pounds Sterling by the Trust, unless: (1) the non-U.S. Shareholder is an individual and is present in the United States for 183 days or more during the taxable year of the sale or other disposition, and the gain is treated as being from United States sources; or (2) the gain is effectively connected with the conduct by the non-U.S. Shareholder of a trade or business in the United States

A non-U.S. Shareholder’s portion of any interest income earned by the Trust generally will not be subject to U.S. federal income tax unless the Shares owned by such non-U.S. Shareholder are effectively connected with the conduct by the non-U.S. Shareholder of a trade or business in the United States.

D.	Revenue Recognition

Interest on the primary deposit account, if any, accrues daily as earned and is received on a monthly basis.

E.	Dividends

To the extent that the interest earned by the Trust exceeds the sum of the Sponsor’s fee for the prior month plus other Trust expenses, if any, the Trust will distribute, as a dividend (herein referred to as dividends or distributions), the excess interest earned in British Pounds Sterling effective on the first business day of the subsequent month. The Trustee will direct that the excess British Pounds Sterling be converted into USD at the prevailing market rate and the Trustee will distribute the USD as promptly as practicable to Shareholders on a pro rata basis (in accordance with the number of Shares that they own).

3.	British Pound Sterling Deposits

British Pound Sterling principal deposits are held in a British Pound Sterling-denominated, interest-bearing demand account. For the year ended October 31, 2010, there were British Pound Sterling principal deposits of 149,425,128, British Pound Sterling principal redemptions of 164,358,903 and British Pound Sterling withdrawals (to pay expenses) of 241,866 resulting in an ending British Pound Sterling principal balance of 69,655,423. This equates to 111,364,930 USD. For the year ending October 31, 2009, there were British Pound Sterling principal deposits of 174,902,200, British Pound Sterling principal redemptions of 159,879,416 and British Pound Sterling withdrawals (to pay expenses) of 191,720 resulting in an ending British Pound Sterling principal balance of 84,831,064. This equates to 139,827,043 USD. For the year ending October 31, 2008, there were British Pound Sterling principal deposits of 275,000,000 and British Pound Sterling principal redemptions of 290,000,000 resulting in an ending British Pound Sterling principal balance of 70,000,000. This equates to 113,155,000 USD.

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

Activity in redeemable capital Shares is as follows:

	Year ended October 31, 2010		Year ended October 31, 2009		Year ended October 31, 2008
	Shares	U.S. Dollar Amount	Shares	U.S. Dollar Amount	Shares	U.S. Dollar Amount
Opening balance	850,000	$139,786,516	700,000	$113,528,531	850,000	$177,355,183
Shares issued	1,500,000	232,490,556	1,750,000	270,097,103	2,750,000	535,076,549
Shares redeemed	(1,650,000)	(255,726,018)	(1,600,000)	(246,906,124)	(2,900,000)	(564,148,567)
Adjustment to period Shares due to currency movement and other	—	(5,214,487)	—	3,067,006	—	(34,754,634)

Ending balance	700,000	$111,336,567	850,000	$139,786,516	700,000	$113,528,531

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

5.	Selected Quarterly Information (Unaudited)

Fiscal Period Ended October 31, 2010:

	Three months ended October 31, 2010	Three months ended July 31, 2010	Three months ended April 30, 2010	Three months ended January 31, 2010
Income
Interest income	$47,182	$34,169	$28,289	$27,655

Total Income	47,182	34,169	28,289	27,655

Expenses
Sponsor’s fee	(141,078)	(116,159)	(113,051)	(133,440)

Total Expenses	(141,078)	(116,159)	(113,051)	(133,440)
Net Loss	$(93,896)	$(81,990)	$(84,762)	$(105,785)
Other Comprehensive (Loss)/Income:
Currency translation adjustment	(1,728)	(4,147)	39	1,861

Total Comprehensive Loss	$(95,624)	$(86,137)	$(84,723)	$(103,924)

Basic and Diluted Earnings per Share	$(0.10)	$(0.11)	$(0.11)	$(0.13)
Weighted-average Shares Outstanding	895,652	773,370	764,045	810,326
Cash Dividends per Share	$—	$—	$—	$—

Fiscal Period Ended October 31, 2009:

	Three months ended October 31, 2009	Three months ended July 31, 2009	Three months ended April 30, 2009	Three months ended January 31, 2009
Income
Interest income	$25,453	$18,039	$59,619	$339,175

Total Income	25,453	18,039	59,619	339,175

Expenses
Sponsor’s fee	(160,129)	(155,471)	(115,554)	(87,327)

Total Expenses	(160,129)	(155,471)	(115,554)	(87,327)
Net (Loss)/Income	$(134,676)	$(137,432)	$(55,935)	$251,848
Other Comprehensive Loss:
Currency translation adjustment	(1,120)	(4,557)	(1,444)	(8,115)

Total Comprehensive (Loss)/Income	$(135,796)	$(141.989)	$(57,379)	$243,733

Basic and Diluted Earnings per Share	$(0.14)	$(0.14)	$(0.07)	$0.43
Weighted-average Shares Outstanding	972,283	958,696	834,831	591,304
Cash Dividends per Share	$—	$—	$0.07	$0.92

6.	Sponsor’s Fee

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

8.	Concentration Risk

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Rockville, State of Maryland, on January 14, 2011.

CURRENCYSHARES® BRITISH POUND STERLING TRUST

By	Rydex Specialized Products LLC Sponsor of the CurrencyShares® British Pound Sterling Trust

	By:	/s/ NICK BONOS
Nick Bonos
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities* and on the dates indicated.

Signature	Capacity	Date

/S/ NICK BONOS Nick Bonos	Director and Chief Executive Officer (principal executive officer)	January 14, 2011

/S/ JOSEPH ARRUDA Joseph Arruda	Director and Chief Financial Officer (principal financial officer and principal accounting officer)	January 14, 2011

/S/ MICHAEL BYRUM Michael Byrum	Director	January 14, 2011

*	The registrant is a trust and the persons are signing in their capacities as officers or directors of Rydex Specialized Products LLC, the Sponsor of the registrant.