Form 10-Q
period 2011-01-31
CURRENCYSHARES BRITISH POUND STERLING TRUST
filed 2011-03-11
CIK 1353611

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2011

or

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

9601 Blackwell Road, Suite 500

Rockville, Maryland 20850

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

CURRENCYSHARES® BRITISH POUND STERLING TRUST

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

CurrencyShares® British Pound Sterling Trust

Statements of Financial Condition

	January 31, 2011 (Unaudited)	October 31, 2010
Assets
Current Assets:
British Pound Sterling deposits, interest bearing	$135,384,222	$111,364,930
British Pound Sterling deposits, non-interest bearing	—	—
Receivable from accrued interest	15,614	16,264

Total Current Assets	$135,399,836	$111,381,194

Liabilities, Redeemable Capital Shares and Shareholders’ Equity
Current Liabilities:
Accrued Sponsor’s fee	$44,070	$44,627

Total Current Liabilities	44,070	44,627

Commitments and Contingent Liabilities (note 8)	—	—
Redeemable Capital Shares, at redemption value, no par value, 13,000,000 authorized – 850,000 and 700,000 issued and outstanding, respectively	135,355,766	111,336,567
Shareholders’ Equity:
Retained Earnings	—	—
Cumulative Translation Adjustment	—	—

Total Liabilities, Redeemable Capital Shares and Shareholders’ Equity	$135,399,836	$111,381,194

See Notes to Financial Statements.

CurrencyShares® British Pound Sterling Trust

Statements of Income and Comprehensive Income

(Unaudited)

	Three months ended January 31, 2011	Three months ended January 31, 2010
Income
Interest Income	$47,946	$27,655

Total Income	47,946	27,655

Expenses
Sponsor’s fee	(133,854)	(133,440)

Total Expenses	(133,854)	(133,440)

Net Loss	$(85,908)	$(105,785)

Other Comprehensive (Loss)/Income:
Currency translation adjustment	(1,315)	1,861

Total Comprehensive Loss	$(87,223)	$(103,924)

Basic and Diluted Earnings per Share	$(0.10)	$(0.13)
Weighted-average Shares Outstanding	847,826	810,326
Cash Dividends per Share	$—	$—

See Notes to Financial Statements.

CurrencyShares® British Pound Sterling Trust

Statements of Changes in Shareholders’ Equity

	Three months ended January 31, 2011 (Unaudited)	Year ended October 31, 2010
Retained Earnings, Beginning of Period	$—	$—
Net Loss	(85,908)	(366,433)
Adjustment of redeemable capital shares to redemption value	85,908	366,433

Retained Earnings, End of Period	$—	$—

Cumulative Translation Adjustment, Beginning of Period	$—	$—
Currency translation adjustment	(1,315)	(3,975)
Adjustment of redeemable capital shares to redemption value	1,315	3,975

Cumulative Translation Adjustment, End of Period	$—	$—

See Notes to Financial Statements.

CurrencyShares® British Pound Sterling Trust

Statements of Cash Flows

(Unaudited)

	Three months ended January 31, 2011	Three months ended January 31, 2010
Cash flows from operating activities
Cash received for accrued income	$48,616	$28,626
Cash paid for expenses	(134,485)	(142,127)

Net cash used in operating activities	(85,869)	(113,501)

Cash flows from financing activities
Cash received to purchase redeemable shares	70,604,445	48,807,232
Cash paid to redeem redeemable shares	(47,063,365)	(73,203,100)

Net cash provided by/(used in) financing activities	23,541,080	(24,395,868)

Adjustment to period cash flows due to currency movement	564,081	(3,462,508)

Increase/(Decrease) in cash	24,019,292	(27,971,877)
Cash at beginning of period	111,364,930	139,827,043

Cash at end of period	$135,384,222	$111,855,166

Reconciliation of net loss to net cash provided by operating activities

Net Loss	$(85,908)	$(105,785)
Adjustments to reconcile net loss to net cash used in operating activities:
Receivable from accrued interest	(15,614)	(8,627)
Prior period receivable from accrued interest	16,264	9,853
Currency translation adjustment	(54)	992
Accrued sponsor fee	44,070	40,446
Prior period accrued sponsor fee	(44,627)	(50,380)

Net cash used in operating activities	$(85,869)	$(113,501)

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

The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q. In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Trust’s financial statements included in the Form 10-K/A as filed on March 10, 2011.

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

British Pound Sterling principal deposits are held in a British Pound Sterling-denominated, interest-bearing demand account. For the three months ended January 31, 2011, there were British Pound Sterling principal deposits of 44,754,339, British Pound Sterling principal redemptions of 29,832,255 and British Pound Sterling withdrawals (to pay expenses) of 54,430 resulting in an ending British Pound Sterling principal balance of 84,523,077. This equates to 135,384,222 USD. For the year ended October 31, 2010, there were British Pound Sterling principal deposits of 149,425,128, British Pound Sterling principal redemptions of 164,358,903 and British Pound Sterling withdrawals (to pay expenses) of 241,866 resulting in an ending British Pound Sterling principal balance of 69,655,423. This equates to 111,364,930 USD.

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

Activity in redeemable capital Shares is as follows:

	Three months ended January 31, 2011 (Unaudited)		Year ended October 31, 2010
	Shares	U.S. Dollar Amount	Shares	U.S. Dollar Amount
Opening balance	700,000	$111,336,567	850,000	$139,786,516
Shares issued	450,000	70,604,445	1,500,000	232,490,556
Shares redeemed	(300,000)	(47,063,365)	(1,650,000)	(255,726,018)
Adjustment to period Shares due to currency movement and other	—	478,119	—	(5,214,487)

Ending balance	850,000	$135,355,766	700,000	$111,336,567

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

Trust Overview

The CurrencyShares® British Pound Sterling Trust (the “Trust”) is a grantor trust that was formed on June 8, 2006. The shares began trading on the New York Stock Exchange (“NYSE”) under the ticker symbol “FXB” on June 26, 2006. The primary listing of the Shares was transferred to NYSE Arca on October 30, 2007.The Trust issues shares (the “Shares”) in blocks of 50,000 (a “Basket”) in exchange for deposits of British Pound Sterling and distributes British Pound Sterling in connection with the redemption of Baskets.

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

Definition of Net Asset Value

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

Liquidity

The Sponsor is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to the Trust’s liquidity needs. The Trust’s Depository, JPMorgan Chase Bank, N.A., London Branch, maintains two deposit accounts for the Trust, a primary deposit account that is expected to earn interest and a secondary deposit account that does not earn interest. Interest on the primary deposit account, if any, accrues daily and is paid monthly. The interest rate in effect as of January 31, 2011 was an annual nominal rate of 0.14%. The following chart provides the daily rate paid by the Depository since the Shares began trading:

In exchange for a fee, the Sponsor bears most of the expense incurred by the Trust. As a result, the only ordinary expense of the Trust during the periods covered by this report was the Sponsor’s fee. Each month the Depository deposits into the secondary deposit account accrued but unpaid interest, if any, and the Trustee withdraws British Pounds Sterling from the secondary deposit account to pay the accrued Sponsor’s fee for the previous month plus other Trust expenses, if any. When the interest deposited, if any, exceeds the sum of the Sponsor’s fee for the prior month plus other Trust expenses, if any, the Trustee converts the excess into USD at a prevailing market rate and distributes the USD as promptly as practicable to Shareholders on a pro rata basis (in accordance with the number of Shares that they own). The Trust did not make any distributions during the quarter ended January 31, 2011.

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

In addition to the description below, please refer to Note 2 to the financial statements for further discussion of our accounting policies.

The functional currency of the Trust is the British Pound Sterling in accordance with ASC 830, Foreign Currency Translation.

Results of Operations

As of October 31, 2010, the number of British Pounds Sterling owned by the Trust was 69,655,423, resulting in a redeemable capital share value of $111,336,567. During the three months ended January 31, 2011, an additional

450,000 shares were created in exchange for 44,754,339 British Pounds Sterling, and 300,000 shares were redeemed in exchange for 135,384,222 British Pounds Sterling. In addition, 54,430 British Pounds Sterling were withdrawn to pay the portion of sponsor fee that exceeded interest earned. As of January 31, 2011, the number of British Pounds Sterling owned by the Trust was 84,523,077, resulting in a redeemable capital share value of $135,355,766.

Growth in the Trust’s redeemable capital share value from $111,336,567 at October 31, 2010 to $135,355,766 at January 31, 2011, was primarily the result of an increase in the number of Shares outstanding from 700,000 at October 31, 2010 to 850,000 at January 31, 2011 coupled with an increase in the Closing Spot Rate from 1.5988 at October 31, 2010 to 1.6018 at January 31, 2011

Interest income increased from $27,655 for the three months ended January 31, 2010 to $47,946 for the three months ended January 31, 2011, attributable primarily to an increase in the weighted-average British Pounds Sterling in the Trust and an increase in the annual nominal interest rate paid by the Depository as set forth in the chart above.

The Sponsor’s fee accrues daily at an annual nominal rate of 0.40% of the British Pounds Sterling in the Trust. Due primarily to an increase in the weighted-average British Pounds Sterling in the Trust, the Sponsor’s fee increased from $133,440 for the three months ended January 31, 2010 to $133,854 for the three months ended January 31, 2011. This increase in the Sponsor’s fee was partially offset by a decrease in the Closing Spot Rate as set forth in the chart above. The only expense of the Trust during the three months ended January 31, 2011 was the Sponsor’s fee.

The Trust’s net loss for the three months ended January 31, 2011 was $85,908 as a result of the Sponsor’s fee of $133,854 exceeding the interest income of $47,946.

Cash dividends were not paid by the Trust during the three months ended January 31, 2010 and the three months ended January 31, 2011 as the Trust’s interest income did not exceed the Trust’s expenses during those periods.

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

The Trust maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) designed to ensure that material information relating to the Trust is recorded, processed and disclosed on a timely basis. The Trust’s disclosure controls and procedures are designed by or under the supervision of the Sponsor’s chief executive officer and chief financial officer, who exercise oversight over the Trust as the Trust has no officers. The chief executive officer and chief financial officer of the Sponsor have evaluated the effectiveness of the Trust’s disclosure controls and procedures as of January 31, 2011. Based on that evaluation, the chief executive officer and chief financial officer of the Sponsor have concluded that the disclosure controls and procedures of the Trust were effective as of the end of the period covered by this report.

There were no changes in the Trust’s internal control over financial reporting that occurred during the Trust’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

There have been no material changes from the risk factors disclosed in the “Risk Factors” section of the Trust’s Annual Report on Form 10-K/A filed with the Securities and Exchange Commission on March 10, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None.

(b)	Not applicable.

(c)	During the quarter ended January 31, 2011, 6 Baskets (300,000 Shares registered pursuant to Section 12 of the Securities Exchange Act of 1934) were redeemed by the Trust, as follows:

Period	Total Number of Registered Shares Redeemed	Average Price Per Share
11/01/2010 – 11/30/2010	—	$—
12/01/2010 – 12/31/2010	200,000	$155.09
01/01/2011 – 01/31/2011	100,000	$156.50

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.	Description
31.1	Certification by Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CURRENCYSHARES® BRITISH POUND STERLING TRUST

	By	Rydex Specialized Products LLC
Sponsor of the CurrencyShares® British Pound Sterling Trust

Date: March 11, 2011	By:	/s/ JOSEPH ARRUDA
Joseph Arruda
Chief Financial Officer
(principal financial officer)