Form 10-Q
period 2011-04-30
CURRENCYSHARES BRITISH POUND STERLING TRUST
filed 2011-06-09
CIK 1353611

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2011

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

CURRENCYSHARES® BRITISH POUND STERLING TRUST

INDEX

Caption	Page
PART I FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Statements of Financial Condition at April 30, 2011 and October 31, 2010	2

Statements of Income and Comprehensive Income for the three months ended April 30, 2011, the three months ended April 30, 2010, the six months ended April 30, 2011 and the six months ended April 30, 2010	3

Statements of Changes in Shareholders’ Equity for the six months ended April 30, 2011 and the year ended October 31, 2010	4

Statements of Cash Flows for the six months ended April 30, 2011 and the six months ended April 30, 2010	5

Notes to Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3. Quantitative and Qualitative Disclosures about Market Risk	14

Item 4. Controls and Procedures	14

Part II OTHER INFORMATION

Item 1. Legal Proceedings	15

Item 1A. Risk Factors	15

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 3. Defaults Upon Senior Securities	15

Item 4. Submission of Matters to a Vote of Security Holders	15

Item 5. Other Information	15

Item 6. Exhibits	16

SIGNATURES	17

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

CurrencyShares® British Pound Sterling Trust

Statements of Financial Condition

	April 30, 2011 (Unaudited)	October 31, 2010
Assets
Current Assets:
British Pound Sterling deposits, interest bearing	$140,891,670	$111,364,930
British Pound Sterling deposits, non-interest bearing	—	—
Receivable from accrued interest	18,262	16,264

Total Current Assets	$140,909,932	$111,381,194

Liabilities, Redeemable Capital Shares and Shareholders’ Equity
Current Liabilities:
Accrued Sponsor’s fee	$46,317	$44,627

Total Current Liabilities	46,317	44,627

Commitments and Contingent Liabilities (note 8)	—	—
Redeemable Capital Shares, at redemption value, no par value, 13,000,000 authorized – 850,000 and 700,000 issued and outstanding, respectively	140,863,615	111,336,567
Shareholders’ Equity:
Retained Earnings	—	—
Cumulative Translation Adjustment	—	—

Total Liabilities, Redeemable Capital Shares and Shareholders’ Equity	$140,909,932	$111,381,194

See Notes to Financial Statements.

CurrencyShares® British Pound Sterling Trust

Statements of Income and Comprehensive Income

(Unaudited)

	Three months ended April 30, 2011	Three months ended April 30, 2010	Six months ended April 30, 2011	Six months ended April 30, 2010
Income
Interest Income	$48,497	$28,289	$96,444	$55,944

Total Income	48,497	28,289	96,444	55,944

Expenses
Sponsor’s fee	(131,142)	(113,051)	(264,996)	(246,492)

Total Expenses	(131,142)	(113,051)	(264,996)	(246,492)

Net Loss	$(82,645)	$(84,762)	$(168,552)	$(190,548)

Other Comprehensive (Loss)/Income:
Currency translation adjustment	(2,362)	39	(3,677)	1,900

Total Comprehensive Loss	$(85,007)	$(84,723)	$(172,229)	$(188,648)

Basic and Diluted Earnings per Share	$(0.10)	$(0.11)	$(0.20)	$(0.24)
Weighted-average Shares Outstanding	832,584	764,045	840,331	787,569
Cash Dividends per Share	$—	$—	$—	$—

See Notes to Financial Statements.

CurrencyShares® British Pound Sterling Trust

Statements of Changes in Shareholders’ Equity

	Six months ended April 30, 2011 (Unaudited)	Year ended October 31, 2010
Retained Earnings, Beginning of Period	$—	$—
Net Loss	(168,552)	(366,433)
Adjustment of redeemable capital shares to redemption value	168,552	366,433

Retained Earnings, End of Period	$—	$—

Cumulative Translation Adjustment, Beginning of Period	$—	$—
Currency translation adjustment	(3,677)	(3,975)
Adjustment of redeemable capital shares to redemption value	3,677	3,975

Cumulative Translation Adjustment, End of Period	$—	$—

See Notes to Financial Statements.

CurrencyShares® British Pound Sterling Trust

Statements of Cash Flows

(Unaudited)

	Six months ended April 30, 2011	Six months ended April 30, 2010
Cash flows from operating activities
Cash received for accrued income	$95,189	$55,028
Cash paid for expenses	(265,249)	(252,773)

Net cash used in operating activities	(170,060)	(197,745)

Cash flows from financing activities
Cash received to purchase redeemable shares	79,517,850	110,398,907
Cash paid to redeem redeemable shares	(55,656,012)	(110,413,764)

Net cash provided by/(used in) financing activities	23,861,838	(14,857)

Adjustment to period cash flows due to currency movement	5,834,962	(9,977,709)

Increase/(Decrease) in cash	29,526,740	(10,190,311)
Cash at beginning of period	111,364,930	139,827,043

Cash at end of period	$140,891,670	$129,636,732

Reconciliation of net loss to net cash used in operating activities

Net loss	$(168,552)	$(190,548)
Adjustments to reconcile net loss to net cash used in operating activities:
Receivable from accrued interest	(18,262)	(10,139)
Prior period receivable from accrued interest	16,264	9,853
Currency translation adjustment	(1,200)	3,026
Accrued sponsor fee	46,317	40,443
Prior period accrued sponsor fee	(44,627)	(50,380)

Net cash used in operating activities	$(170,060)	$(197,745)

See Notes to Financial Statements.

CurrencyShares® British Pound Sterling Trust

Notes to Financial Statements

(Unaudited)

1.	Organization and Description of the Trust

The CurrencyShares® British Pound Sterling Trust (the “Trust”) was formed under the laws of the State of New York on June 8, 2006 when Rydex Specialized Products LLC d/b/a “Rydex Investments” (the “Sponsor”) deposited 100 British Pounds Sterling in the Trust’s primary deposit account held by JPMorgan Chase Bank N.A., London Branch (the “Depository”). The Sponsor is a Delaware limited liability company whose sole member is Security Investors, LLC. (also d/b/a “Rydex Investments”). The Sponsor is responsible for, among other things, overseeing the performance of The Bank of New York Mellon (the “Trustee”) and the Trust’s principal service providers, including the preparation of financial statements. The Trustee is responsible for the day-to-day administration of the Trust.

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

The functional currency of the Trust is the British Pound Sterling in accordance with generally accepted accounting standards. For financial statement reporting purposes, the U.S. Dollar is the reporting currency. As a result, the financial records of the Trust are translated from British Pounds Sterling to USD. The Closing Spot Rate on the last day of the period is used for translation in the statements of financial condition. The average Closing Spot Rate for the period is used for translation in the statements of income and comprehensive income and the statements of cash flows. Any currency translation adjustment is included in comprehensive income.

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

British Pound Sterling principal deposits are held in a British Pound Sterling-denominated, interest-bearing demand account. For the six months ended April 30, 2011, there were British Pound Sterling principal deposits of 49,723,518, British Pound Sterling principal redemptions of 34,802,409 and British Pound Sterling withdrawals (to pay expenses) of 106,340 resulting in an ending British Pound Sterling principal balance of 84,470,192. This equates to 140,891,670 USD. For the year ended October 31, 2010, there were British Pound Sterling principal deposits of 149,425,128, British Pound Sterling principal redemptions of 164,358,903 and British Pound Sterling withdrawals (to pay expenses) of 241,866 resulting in an ending British Pound Sterling principal balance of 69,655,423. This equates to 111,364,930 USD.

Net interest, if any, associated with creation and redemption activity is held in a British Pound Sterling-denominated non-interest-bearing account, and any balance is distributed in full as part of the monthly income distributions, if any.

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

Activity in redeemable capital Shares is as follows:

	Six months ended April 30, 2011 (Unaudited)		Year ended October 31, 2010
	Shares	U.S. Dollar Amount	Shares	U.S. Dollar Amount
Opening balance	700,000	$111,336,567	850,000	$139,786,516
Shares issued	500,000	79,517,850	1,500,000	232,490,556
Shares redeemed	(350,000)	(55,656,012)	(1,650,000)	(255,726,018)
Adjustment to period Shares due to currency movement and other	—	5,665,210	—	(5,214,487)

Ending balance	850,000	$140,863,615	700,000	$111,336,567

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

The Trustee also determines the NAV per Share, which equals the NAV of the Trust divided by the number of outstanding Shares. The NAV of the Trust and NAV per Share are published by the Sponsor on each day that NYSE Arca is open for regular trading and are posted on the Trust’s website, www.currencyshares.com.

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

Liquidity

The Sponsor is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to the Trust’s liquidity needs. The Trust’s Depository, JPMorgan Chase Bank, N.A., London Branch, maintains two deposit accounts for the Trust, a primary deposit account that is expected to earn interest and a secondary deposit account that does not earn interest. Interest on the primary deposit account, if any, accrues daily and is paid monthly. The interest rate in effect as of April 30, 2011 was an annual nominal rate of 0.19%. The following chart provides the daily rate paid by the Depository since the Shares began trading:

In exchange for a fee, the Sponsor bears most of the expense incurred by the Trust. As a result, the only ordinary expense of the Trust during the periods covered by this report was the Sponsor’s fee. Each month the Depository deposits into the secondary deposit account accrued but unpaid interest, if any, and the Trustee withdraws British Pounds Sterling from the secondary deposit account to pay the accrued Sponsor’s fee for the previous month plus other Trust expenses, if any. When the interest deposited, if any, exceeds the sum of the Sponsor’s fee for the prior month plus other Trust expenses, if any, the Trustee converts the excess into USD at a prevailing market rate and distributes the USD as promptly as practicable to Shareholders on a pro rata basis (in accordance with the number of Shares that they own). The Trust did not make any distributions during the quarter ended April 30, 2011.

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

The functional currency of the Trust is the British Pound Sterling in accordance with ASC 830, Foreign Currency Translation.

Results of Operations

As of October 31, 2010, the number of British Pounds Sterling owned by the Trust was 69,655,423, resulting in a redeemable capital Share value of $111,336,567. During the six months ended April 30, 2011, an additional 500,000 Shares were created in exchange for 49,723,518 British Pounds Sterling, and 350,000 Shares were redeemed in exchange for 34,802,409 British Pounds Sterling. In addition, 106,340 British Pounds Sterling were withdrawn to pay the portion of sponsor fee that exceeded interest earned. As of April 30, 2011, the number of British Pounds Sterling owned by the Trust was 84,470,192, resulting in a redeemable capital Share value of $140,863,615.

Growth in the Trust’s redeemable capital Share value from $111,336,567 at October 31, 2010 to $140,863,615 at April 30, 2011, was primarily the result of an increase in the number of Shares outstanding from 700,000 at October 31, 2010 to 850,000 at April 30, 2011 coupled with an increase in the Closing Spot Rate from 1.5988 at October 31, 2010 to 1.6680 at April 30, 2011.

Interest income increased from $28,289 for the three months ended April 30, 2010 to $48,497 for the three months ended April 30, 2011, and increased from $55,944 for the six months ended April 30, 2010 to $96,444 for the six months ended April 30, 2011 attributable primarily to an increase in the weighted-average British Pounds Sterling in the Trust coupled with an increase in the annual nominal interest rate paid by the Depository as set forth in the chart above.

The Sponsor’s fee accrues daily at an annual nominal rate of 0.40% of the British Pounds Sterling in the Trust. Due primarily to an increase in the weighted-average British Pounds Sterling in the Trust, the Sponsor’s fee increased from $113,051 for the three months ended April 30, 2010 to $131,142 for the three months ended April 30, 2011 and increased from $246,492 for the six months ended April 30, 2010 to $264,996 for the six months ended April 30, 2011. The only expense of the Trust during the three months and six months ended April 30, 2011 was the Sponsor’s fee.

The Trust’s net loss for the three months ended April 30, 2011 was $82,645 due to the Sponsor’s fee of $131,142 exceeding interest income of $48,497. The Trust’s net loss for the six months ended April 30, 2011 was $168,552 due to the Sponsor’s fee of $264,996 exceeding interest income of $96,444.

Cash dividends were not paid by the Trust during the three months ended April 30, 2010, the three months ended April 30, 2011, the six months ended April 30, 2010 and the six months ended April 30, 2011 as the Trust’s interest income did not exceed the Trust’s expenses during those periods.

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

The Trust maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) designed to ensure that material information relating to the Trust is recorded, processed and disclosed on a timely basis. The Trust’s disclosure controls and procedures are designed by or under the supervision of the Sponsor’s chief executive officer and chief financial officer, who exercise oversight over the Trust as the Trust has no officers. The chief executive officer and chief financial officer of the Sponsor have evaluated the effectiveness of the Trust’s disclosure controls and procedures as of April 30, 2011. Based on that evaluation, the chief executive officer and chief financial officer of the Sponsor have concluded that the disclosure controls and procedures of the Trust were effective as of the end of the period covered by this report.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None.

(b)	Not applicable.

(c)	During the quarter ended April 30, 2011, 1 Basket (50,000 Shares registered pursuant to Section 12 of the Securities Exchange Act of 1934) was redeemed by the Trust, as follows:

Period	Total Number of Registered Shares Redeemed	Average Price Per Share
02/01/2011 – 02/28/2011	50,000	$161.12
03/01/2011 – 03/31/2011	—	$—
04/01/2011 – 04/30/2011	—	$—

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.	Description
31.1	Certification by Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CURRENCYSHARES® BRITISH POUND STERLING TRUST

	By	Rydex Specialized Products LLC
Sponsor of the CurrencyShares® British Pound Sterling Trust

Date: June 9, 2011	By:	/s/ JOSEPH ARRUDA
Joseph Arruda
Chief Financial Officer
(principal financial officer)