Form 10-Q
period 2011-07-31
CURRENCYSHARES BRITISH POUND STERLING TRUST
filed 2011-09-09
CIK 1353611

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2011

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

CURRENCYSHARES® BRITISH POUND STERLING TRUST

INDEX

Caption	Page
PART I FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Statements of Financial Condition at July 31, 2011 and October 31, 2010	2

Statements of Income and Comprehensive Income for the three months ended July 31, 2011, the three months ended July 31, 2010, the nine months ended July 31, 2011 and the nine months ended July 31, 2010	3

Statements of Changes in Shareholders’ Equity for the nine months ended July 31, 2011 and the year ended October 31, 2010	4

Statements of Cash Flows for the nine months ended July 31, 2011 and the nine months ended July 31, 2010	5

Notes to Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3. Quantitative and Qualitative Disclosures about Market Risk	14

Item 4. Controls and Procedures	14

Part II OTHER INFORMATION

Item 1. Legal Proceedings	15

Item 1A. Risk Factors	15

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 3. Defaults Upon Senior Securities	15

Item 4. (Removed and Reserved)	15

Item 5. Other Information	15

Item 6. Exhibits	16

SIGNATURES	17

PART I – FINANCIAL INFORMATION

Item  1. Financial Statements

CurrencyShares® British Pound Sterling Trust

Statements of Financial Condition

	July 31, 2011 (Unaudited)	October 31, 2010
Assets
Current Assets:
British Pound Sterling deposits, interest bearing	$97,818,937	$111,364,930
British Pound Sterling deposits, non-interest bearing	—	—
Receivable from accrued interest	14,823	16,264

Total Current Assets	$97,833,760	$111,381,194

Liabilities, Redeemable Capital Shares and Shareholders’ Equity
Current Liabilities:
Accrued Sponsor’s fee	$36,981	$44,627

Total Current Liabilities	36,981	44,627
Commitments and Contingent Liabilities (note 8)	—	—
Redeemable Capital Shares, at redemption value, no par value, 13,000,000 authorized – 600,000 and 700,000 issued and outstanding, respectively	97,796,779	111,336,567
Shareholders’ Equity:
Retained Earnings	—	—
Cumulative Translation Adjustment	—	—

Total Liabilities, Redeemable Capital Shares and Shareholders’ Equity	$97,833,760	$111,381,194

See Notes to Financial Statements.

CurrencyShares® British Pound Sterling Trust

Statements of Income and Comprehensive Income

(Unaudited)

	Three months ended July 31, 2011	Three months ended July 31, 2010	Nine months ended July 31, 2011	Nine months ended July 31, 2010
Income
Interest Income	$50,099	$34,169	$146,543	$90,113

Total Income	50,099	34,169	146,543	90,113
Expenses
Sponsor’s fee	(127,250)	(116,159)	(392,246)	(362,651)

Total Expenses	(127,250)	(116,159)	(392,246)	(362,651)
Net Loss	$(77,151)	$(81,990)	$(245,703)	$(272,538)

Other Comprehensive Loss:
Currency translation adjustment	(850)	(4,147)	(4,527)	(2,247)

Total Comprehensive Loss	$(78,001)	$(86,137)	$(250,230)	$(274,785)

Basic and Diluted Earnings per Share	$(0.10)	$(0.11)	$(0.30)	$(0.35)
Weighted-average Shares Outstanding	778,804	773,370	819,597	782,784
Cash Dividends per Share	$—	$—	$—	$—

See Notes to Financial Statements.

CurrencyShares® British Pound Sterling Trust

Statements of Changes in Shareholders’ Equity

	Nine months ended July 31, 2011 (Unaudited)	Year ended October 31, 2010
Retained Earnings, Beginning of Period	$—	$—
Net Loss	(245,703)	(366,433)
Adjustment of redeemable capital shares to redemption value	245,703	366,433

Retained Earnings, End of Period	$—	$—

Cumulative Translation Adjustment, Beginning of Period	$—	$—
Currency translation adjustment	(4,527)	(3,975)
Adjustment of redeemable capital shares to redemption value	4,527	3,975

Cumulative Translation Adjustment, End of Period	$—	$—

See Notes to Financial Statements.

CurrencyShares® British Pound Sterling Trust

Statements of Cash Flows

(Unaudited)

	Nine months ended July 31, 2011	Nine months ended July 31, 2010
Cash flows from operating activities
Cash received for accrued income	$148,361	$88,026
Cash paid for expenses	(401,012)	(370,702)

Net cash used in operating activities	(252,651)	(282,676)
Cash flows from financing activities
Cash received to purchase redeemable shares	79,925,583	154,589,833
Cash paid to redeem redeemable shares	(95,850,008)	(162,333,134)

Net cash used in financing activities	(15,924,425)	(7,743,301)
Adjustment to period cash flows due to currency movement	2,631,083	(7,050,436)

Decrease in cash	(13,545,993)	(15,076,413)
Cash at beginning of period	111,364,930	139,827,043

Cash at end of period	$97,818,937	$124,750,630

Reconciliation of net loss to net cash used in operating activities
Net loss	$(245,703)	$(272,538)
Adjustments to reconcile net loss to net cash used in operating activities:
Receivable from accrued interest	(14,823)	(11,875)
Prior period receivable from accrued interest	16,264	9,853
Currency translation adjustment	(743)	2,877
Accrued sponsor fee	36,981	39,387
Prior period accrued sponsor fee	(44,627)	(50,380)

Net cash used in operating activities	$(252,651)	$(282,676)

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

The Trustee calculates the Trust’s net asset value (“NAV”) each business day, as described in Note 4. Prior to November 13, 2008, British Pound Sterling deposits (cash) were translated for NAV calculation purposes at the Noon Buying Rate, which was the U.S. Dollar (“USD”)/British Pound Sterling exchange rate as determined and published by the Federal Reserve Bank of New York. As of November 13, 2008, British Pound Sterling deposits (cash) are translated for NAV calculation purposes at the Closing Spot Rate, which is the USD/British Pound Sterling exchange rate as determined by WM Company at 4:00 PM (London time) on each day that NYSE Arca is open for regular trading.

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

British Pound Sterling principal deposits are held in a British Pound Sterling-denominated, interest-bearing demand account. For the nine months ended July 31, 2011, there were British Pound Sterling principal deposits of 49,723,518, British Pound Sterling principal redemptions of 59,630,464 and British Pound Sterling withdrawals (to pay expenses) of 157,181 resulting in an ending British Pound Sterling principal balance of 59,591,296. This equates to 97,818,937 USD. For the year ended October 31, 2010, there were British Pound Sterling principal deposits of 149,425,128, British Pound Sterling principal redemptions of 164,358,903 and British Pound Sterling withdrawals (to pay expenses) of 241,866 resulting in an ending British Pound Sterling principal balance of 69,655,423. This equates to 111,364,930 USD.

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

Due to expected continuing creations and redemptions of Baskets and the three-day period for settlement of each creation or redemption, the Trust reflects Shares created as a receivable. Shares redeemed are reflected as a liability on the trade date. Outstanding Shares are reflected at a redemption value, which is the NAV per Share at the period end date. Adjustments to redeemable capital Shares at redemption value are recorded against retained earnings or, in the absence of retained earnings, by charges against the cumulative translation adjustment.

Activity in redeemable capital Shares is as follows:

	Nine months ended July 31, 2011 (Unaudited)		Year ended October 31, 2010
	Shares	U.S. Dollar Amount	Shares	U.S. Dollar Amount
Opening balance	700,000	$111,336,567	850,000	$139,786,516
Shares issued	500,000	79,925,583	1,500,000	232,490,556
Shares redeemed	(600,000)	(95,850,008)	(1,650,000)	(255,726,018)
Adjustment to period Shares due to currency movement and other	—	2,384,637	—	(5,214,487)

Ending balance	600,000	$97,796,779	700,000	$111,336,567

The Trustee calculates the Trust’s NAV each business day. To calculate the NAV, the Trustee subtracts the Sponsor’s accrued fee through the previous day from the British Pounds Sterling held by the Trust (including all unpaid interest accrued through the preceding day) and calculates the value of the British Pounds Sterling in USD based upon the Closing Spot Rate. If, on a particular evaluation day, the Closing Spot Rate has not been determined and announced by 6:00 PM (London time), then the most recent Closing Spot Rate will be used to determine the NAV of the Trust unless the Trustee, in consultation with the Sponsor, determines that such price is inappropriate to use as the basis for the valuation. If the Trustee and the Sponsor determine that the most recent Closing Spot Rate is not an appropriate basis for valuation of the Trust’s British Pounds Sterling, they will determine an alternative basis for the valuation. The Trustee also determines the NAV per Share, which equals the NAV of the Trust, divided by the number of outstanding Shares. Shares deliverable under a purchase order are considered outstanding for purposes of determining NAV per Share; Shares deliverable under a redemption order are not considered outstanding for this purpose.

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

Definition of Net Asset Value

The Trustee calculates, and the Sponsor publishes, the Trust’s Net Asset Value (“NAV”) each business day. To calculate the NAV, the Trustee adds to the amount of British Pounds Sterling in the Trust at the end of the preceding day accrued but unpaid interest, if any, British Pounds Sterling receivable under pending purchase orders and the value of other Trust assets, and subtracts the accrued but unpaid Sponsor’s fee, British Pounds Sterling payable under pending redemption orders and other Trust expenses and liabilities, if any. Prior to November 13, 2008, the NAV was expressed in U.S. Dollars (“USD”) based on the “Noon Buying Rate,” which is the USD/British Pound Sterling exchange rate as determined by the Federal Reserve Bank of New York at 12:00 PM (New York time). As of November 13, 2008, the NAV is expressed in USD based on the USD/British Pound Sterling exchange rate as determined by WM Company at 4:00 PM (London time) (the “Closing Spot Rate”) on each day that NYSE Arca is open for regular trading. If, on a particular evaluation day, the Closing Spot Rate has not been determined and announced by 6:00 PM (London time), then the most recent Closing Spot Rate is used to determine the NAV of the Trust unless the Trustee, in consultation with the Sponsor, determines that such price is inappropriate to use as the basis for the valuation.

The Trustee also determines the NAV per Share, which equals the NAV of the Trust, divided by the number of outstanding Shares. The NAV of the Trust and NAV per Share are published by the Sponsor on each day that NYSE Arca is open for regular trading and are posted on the Trust’s website, www.currencyshares.com.

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

Liquidity

The Sponsor is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to the Trust’s liquidity needs. The Trust’s Depository, JPMorgan Chase Bank, N.A., London Branch, maintains two deposit accounts for the Trust, a primary deposit account that is expected to earn interest and a secondary deposit account that does not earn interest. Interest on the primary deposit account, if any, accrues daily and is paid monthly. The interest rate in effect as of July 31, 2011 was an annual nominal rate of 0.19%. The following chart provides the daily rate paid by the Depository since the Shares began trading:

In exchange for a fee, the Sponsor bears most of the expense incurred by the Trust. As a result, the only ordinary expense of the Trust during the periods covered by this report was the Sponsor’s fee. Each month the Depository deposits into the secondary deposit account accrued but unpaid interest, if any, and the Trustee withdraws British Pounds Sterling from the secondary deposit account to pay the accrued Sponsor’s fee for the previous month plus other Trust expenses, if any. When the interest deposited, if any, exceeds the sum of the Sponsor’s fee for the prior month plus other Trust expenses, if any, the Trustee converts the excess into USD at a prevailing market rate and distributes the USD as promptly as practicable to Shareholders on a pro rata basis (in accordance with the number of Shares that they own). The Trust did not make any distributions during the quarter ended July 31, 2011.

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

The functional currency of the Trust is the British Pound Sterling in accordance with ASC 830, Foreign Currency Translation.

Results of Operations

As of October 31, 2010, the number of British Pounds Sterling owned by the Trust was 69,655,423, resulting in a redeemable capital Share value of $111,336,567. During the nine months ended July 31, 2011, an additional 500,000 Shares were created in exchange for 49,723,518 British Pounds Sterling, and 600,000 Shares were redeemed in exchange for 59,630,464 British Pounds Sterling. In addition, 157,181 British Pounds Sterling were withdrawn to pay the portion of sponsor fee that exceeded interest earned. As of July 31, 2011, the number of British Pounds Sterling owned by the Trust was 59,591,296, resulting in a redeemable capital Share value of $97,796,779.

A decline in the Trust’s redeemable capital Share value from $111,336,567 at October 31, 2010 to $97,796,779 at July 31, 2011, was primarily the result of a decrease in the number of Shares outstanding from 700,000 at October 31, 2010 to 600,000 at July 31, 2011. This decline in redeemable capital Share value was partially offset by an increase in the Closing Spot Rate from 1.5988 at October 31, 2010 to 1.6415 at July 31, 2011.

Interest income increased from $34,169 for the three months ended July 31, 2010 to $50,099 for the three months ended July 31, 2011, and increased from $90,113 for the nine months ended July 31, 2010 to $146,543 for the nine months ended July 31, 2011 attributable primarily to an increase in the weighted-average British Pounds Sterling in the Trust coupled with an increase in the annual nominal interest rate paid by the Depository, as set forth in the chart above.

The Sponsor’s fee accrues daily at an annual nominal rate of 0.40% of the British Pounds Sterling in the Trust. Due primarily to an increase in the weighted-average British Pounds Sterling in the Trust, the Sponsor’s fee increased from $116,159 for the three months ended July 31, 2010 to $127,250 for the three months ended July 31, 2011 and increased from $362,651 for the nine months ended July 31, 2010 to $392,246 for the nine months ended July 31, 2011. The only expense of the Trust during the three months and nine months ended July 31, 2011 was the Sponsor’s fee.

The Trust’s net loss for the three months ended July 31, 2011 was $77,151 due to the Sponsor’s fee of $127,250 exceeding interest income of $50,099. The Trust’s net loss for the nine months ended July 31, 2011 was $245,703 due to the Sponsor’s fee of $392,246 exceeding interest income of $146,543.

Cash dividends were not paid by the Trust during the three months ended July 31, 2010, the three months ended July 31, 2011, the nine months ended July 31, 2010 and the nine months ended July 31, 2011 as the Trust’s interest income did not exceed the Trust’s expenses during those periods.

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

Item 4. Controls and Procedures

The Trust maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) designed to ensure that material information relating to the Trust is recorded, processed and disclosed on a timely basis. The Trust’s disclosure controls and procedures are designed by or under the supervision of the Sponsor’s chief executive officer and chief financial officer, who exercise oversight over the Trust as the Trust has no officers. The chief executive officer and chief financial officer of the Sponsor have evaluated the effectiveness of the Trust’s disclosure controls and procedures as of July 31, 2011. Based on that evaluation, the chief executive officer and chief financial officer of the Sponsor have concluded that the disclosure controls and procedures of the Trust were effective as of the end of the period covered by this report.

There were no changes in the Trust’s internal control over financial reporting that occurred during the Trust’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in the “Risk Factors” section of the Trust’s Annual Report on Form 10-K/A filed with the Securities and Exchange Commission on March 10, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) None.

(b) Not applicable.

(c) During the quarter ended July 31, 2011, 5 Basket (250,000 Shares registered pursuant to Section 12 of the Securities Exchange Act of 1934) was redeemed by the Trust, as follows:

Period	Total Number of Registered Shares Redeemed	Average Price Per Share
05/01/2011 – 05/31/2011	—	$—
06/01/2011 – 06/30/2011	50,000	$160.56
07/01/2011 – 07/31/2011	200,000	$159.50

Item 3. Defaults Upon Senior Securities

None.

Item 4. [Removed and Reserved]

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description

31.1	Certification by Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CURRENCYSHARES® BRITISH POUND STERLING TRUST
		By	Rydex Specialized Products LLC
Sponsor of the CurrencyShares® British Pound Sterling Trust

Date:	September 9, 2011		By:	/s/ JOSEPH ARRUDA
Joseph Arruda
Chief Financial Officer
(principal financial officer)