Form 10-K
period 2011-10-31
CURRENCYSHARES BRITISH POUND STERLING TRUST
filed 2012-01-13
CIK 1353611

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2011

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

Aggregate market value of 850,000 shares of registrant’s common stock held by non-affiliates of the registrant, based on the closing price of a share of the registrant’s common stock on April 30, 2011 as reported by NYSE Arca on that date: $141,091,500.

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

The Trust’s only ordinary recurring expense is the Sponsor’s fee. The Sponsor is responsible for payment of the following administrative and marketing expenses of the Trust: the Trustee’s monthly fee, typical maintenance and transaction fees of the Depository, NYSE listing fees, NYSE Arca listing fees, printing and mailing costs, audit fees and expenses, up to $100,000 per year in legal fees and expenses, and applicable license fees. The Sponsor also paid the costs of the Trust’s organization, including the applicable SEC registration fees. The Sponsor’s fee accrues daily at an annual nominal rate of 0.40% of the British Pound Sterling in the Trust (including all unpaid interest but excluding unpaid fees, each as accrued through the immediately preceding day). The Sponsor was paid $498,370 for the fiscal year ended October 31, 2011.

The Trustee

The Bank of New York Mellon, a banking corporation with trust powers organized under the laws of the State of New York, serves as the Trustee. The Trustee is responsible for the day-to-day administration of the Trust, including keeping the Trust’s operational records.

Net Asset Value

The Trustee calculates, and the Sponsor publishes, the Trust’s Net Asset Value (“NAV”) each business day. To calculate the NAV, the Trustee adds to the amount of British Pounds Sterling in the Trust at the end of the preceding day accrued but unpaid interest, British Pounds Sterling receivable under pending purchase orders and the value of other Trust assets, and subtracts the accrued but unpaid Sponsor’s fee, British Pounds Sterling payable under pending redemption orders and other Trust expenses and liabilities, if any. Prior to November 13, 2008, the NAV was expressed in U.S. Dollars (“USD”) based on the “Noon Buying Rate,” which is the British Pound Sterling/USD exchange rate as determined by the Federal Reserve Bank of New York at 12:00 PM (New York time). As of November 13, 2008, the NAV is expressed in USD based on the British Pound Sterling/USD as determined by The

World Markets Company PLC, a State Street business, at 4:00 PM (London fixing) (the “Closing Spot Rate”) on each day that NYSE Arca is open for regular trading. If, on a particular evaluation day, the Closing Spot Rate has not been determined and announced by 6:00 PM (London time), then the most recent Closing Spot Rate is used to determine the NAV of the Trust unless the Trustee, in consultation with the Sponsor, determines that such price is inappropriate to use as the basis for the valuation.

The Trustee also determines the NAV per Share, which equals the NAV of the Trust divided by the number of outstanding Shares. The NAV of the Trust and the NAV per Share are published by the Sponsor on each day that NYSE Arca is open for regular trading and is posted on the Trust’s website, www.currencyshares.com.

Depository and Deposit Accounts

JPMorgan Chase Bank, N.A., London Branch, is the Depository. The Depository maintains two deposit accounts for the Trust, a primary deposit account which is expected to earn interest and a secondary deposit account which does not earn interest (collectively, the “Deposit Accounts”). Interest on the primary deposit account accrues daily and is paid monthly. If the Sponsor believes that the interest rate paid by the Depository is not competitive, the Sponsor’s recourse is to remove the Depository by terminating the Deposit Account Agreement and closing the Deposit Accounts. The Depository is not paid a fee for its services to the Trust. The Depository earns a “spread” or “margin” over the rate of interest it pays to the Trust on the British Pound Sterling deposit balances.

The secondary deposit account is used to account for any interest that may be received and paid out on creations and redemptions of Baskets. The secondary deposit account is also used to account for interest earned on the primary deposit account, if any, pay Trust expenses and distribute any excess interest to Shareholders on a monthly basis. In the event that the interest deposited exceeds the sum of the Sponsor’s fee for the prior month plus other Trust expenses, if any, then the Trustee will direct that the excess be converted into USD at a prevailing market rate and the Trustee will distribute the USD as promptly as practicable to Shareholders on a pro-rata basis (in accordance with the number of Shares that they own).

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

The Shares

General

Each Share represents a proportional interest, based on the total number of Shares outstanding, in the British Pound Sterling owned by the Trust, plus accrued and unpaid interest, if any, less accrued but unpaid expenses (both asset-based and non-asset based) of the Trust. All Shares are of the same class with equal rights and privileges. Each Share is transferable, is fully paid and non-assessable and entitles the holder to vote on the limited matters upon which Shareholders may vote under the Depositary Trust Agreement.

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

Voting and Approvals

Shareholders have no voting rights under the Depositary Trust Agreement, except in limited circumstances. If the holders of at least 25% of the Shares outstanding determine that the Trustee is in material breach of its obligations under the Depositary Trust Agreement, they may provide written notice to the Trustee (or require the Sponsor to do so) specifying the default and requiring the Trustee to cure such default. If the Trustee fails to cure such breach within 30 days after receipt of the notice, the Sponsor, acting on behalf of the Shareholders, may remove the Trustee. The holders of at least 66-2/3% of the Shares outstanding may vote to remove the Trustee. The Trustee must terminate the Trust at the request of the holders of at least 75% of the outstanding Shares.

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

Before initiating a creation or redemption order, an Authorized Participant must have entered into a Participant Agreement with the Sponsor and the Trustee. The Participant Agreement provides the procedures for the creation and redemption of Baskets and for the delivery of British Pound Sterling required for creations and redemptions. The Participant Agreements may be amended by the Trustee and the Sponsor. Authorized Participants pay a transaction fee of $500 to the Trustee for each order that they place to create or redeem one or more Baskets. In addition to the $500 transaction fee paid to the Trustee, Authorized Participants pay a variable fee to the Sponsor for creation orders and redemption orders of two or more Baskets to compensate the Sponsor for costs associated with the registration of Shares. The variable fee paid to the Sponsor by an Authorized Participant will not exceed $2,000 for each creation or redemption order, as set forth in the Participant Agreement. Authorized Participants who make deposits with the Trust in exchange for Baskets receive no fees, commissions or other form of compensation or inducement of any kind from either the Sponsor or the Trust. No Authorized Participant has any obligation or responsibility to the Sponsor or the Trust to effect any sale or resale of Shares.

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

Each outstanding Share represents a fractional, undivided interest in the British Pounds Sterling held by the Trust. Recently, the amount of interest earned by the Trust has not exceeded the Trust’s expenses; accordingly, the Trustee has been required to withdraw British Pounds Sterling from the Trust to pay these excess expenses. As long as the amount of interest earned does not exceed expenses, the amount of British Pounds Sterling represented by each Share will gradually decline. This is true even if additional Shares are issued in exchange for additional deposits of British Pounds Sterling into the Trust, as the amount of British Pounds Sterling required to create Shares will proportionately reflect the amount of British Pounds Sterling represented by the Shares outstanding at the time of creation. So long as the Trust’s expenses are greater than the amount of interest earned, the Shares will only maintain their original price if the price of the British Pound Sterling increases. There is no guarantee that interest earned by the Trust in the future will exceed the Trust’s expenses.

Investors should be aware that a gradual decline in the amount of British Pounds Sterling represented by the Shares may occur regardless of whether the trading price of the Shares rises or falls in response to changes in the price of British Pound Sterling. The estimated ordinary operating expenses of the Trust, which accrue daily, are described in “Business – The Trust – Trust Expenses.”

The payment of expenses by the Trust will result in a taxable event to Shareholders. To the extent Trust expenses exceed interest paid to the Trust, a gain or loss may be recognized by Shareholders depending on the tax basis of the tendered British Pounds Sterling.

The interest rate paid by the Depository, if any, may not be the best rate available. If the Sponsor determines that the interest rate is inadequate, then its sole recourse is to remove the Depository and terminate the Deposit Accounts.

The Depository is committed to endeavor to pay a competitive interest rate on the balance of British Pounds Sterling in the primary deposit account of the Trust, but there is no guarantee of the amount of interest that will be paid, if any, on this account. Interest on the primary deposit account, if any, accrues daily and is paid monthly. The Depository may change the rate at which interest accrues, including reducing the interest rate to zero, based upon changes in the British Bank Association LIBOR Overnight rate for the British Pound Sterling (BBA rate), other market conditions or the Depository’s liquidity needs. The Depository notifies the Sponsor of the interest rate applied each business day after the close of such business day. The Sponsor discloses the current interest rate on the Trust’s website. If the Sponsor believes that the interest rate paid by the Depository is not adequate, the Sponsor’s sole recourse is to remove the Depository and terminate the Deposit Accounts. The Depository is not paid a fee for its services to the Trust; rather, it generates income or loss based on its ability to earn a “spread” or “margin” over the interest it pays to the Trust by using the Trust’s British Pounds Sterling to make loans or in other banking operations. For these reasons, you should not expect that the Trust will be paid the best available interest rate at any time or over time.

If the Trust incurs expenses in USD, the Trust would be required to sell British Pounds Sterling to pay these expenses. The sale of the Trust’s British Pounds Sterling to pay expenses in USD at a time of low British Pound Sterling prices could adversely affect the value of the Shares.

The Trustee will sell British Pounds Sterling held by the Trust to pay Trust expenses, if any, incurred in USD, irrespective of then-current British Pound Sterling prices. The Trust is not actively managed and no attempt will be made to buy or sell British Pounds Sterling to protect against or to take advantage of fluctuations in the price of the British Pound Sterling. Consequently, if the Trust incurs expenses in USD, the Trust’s British Pounds Sterling may be sold at a time when the British Pound Sterling price is low, resulting in a negative effect on the value of the Shares.

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

Neither the Shares nor the Deposit Accounts and the British Pounds Sterling deposited in them are deposits insured against loss by the FDIC, any other federal agency of the United States or the Financial Services Compensation Scheme of England.

If the Depository becomes insolvent, its assets might not be adequate to satisfy a claim by the Trust or any Authorized Participant. In addition, in the event of the insolvency of the Depository or the U.S. bank of which it is a branch, there may be a delay and costs incurred in recovering the British Pounds Sterling held in the Deposit Accounts.

British Pounds Sterling deposited in the Deposit Accounts by an Authorized Participant are commingled with British Pounds Sterling deposited by other Authorized Participants and are held by the Depository in either the primary deposit account or the secondary deposit account of the Trust. British Pounds Sterling held in the Deposit Accounts are not segregated from the Depository’s other assets. The Trust has no proprietary rights in or to any specific British Pounds Sterling held by the Depository and will be an unsecured creditor of the Depository with respect to the British Pounds Sterling held in the Deposit Accounts in the event of the insolvency of the Depository or the U.S. bank of which it is a branch. In the event the Depository or the U.S. bank of which it is a branch becomes insolvent, the Depository’s assets might not be adequate to satisfy a claim by the Trust or any Authorized Participant for the amount of British Pounds Sterling deposited by the Trust or the Authorized Participant and, in such event, the Trust and any Authorized Participant will generally have no right in or to assets other than those of the Depository.

In the case of insolvency of the Depository or JPMorgan Chase Bank, N.A., the U.S. bank of which the Depository is a branch, a liquidator may seek to freeze access to the British Pounds Sterling held in all accounts by the Depository, including the Deposit Accounts. The Trust and the Authorized Participants could incur expenses and delays in connection with asserting their claims. These problems would be exacerbated by the fact that the Deposit Accounts are not held in the U.S. but instead are held at the London branch of a U.S. national bank, where they are subject to English insolvency law. Further, under U.S. law, in the case of the insolvency of JPMorgan Chase Bank, N.A., the claims of creditors in respect of accounts (such as the Trust’s Deposit Accounts) that are maintained with an overseas branch of JPMorgan Chase Bank, N.A. will be subordinate to claims of creditors in respect of accounts maintained with JPMorgan Chase Bank, N.A. in the U.S., greatly increasing the risk that the Trust and the Trust’s beneficiaries would suffer a loss.

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

As interests in a grantor trust, the Shares have none of the statutory rights normally associated with the ownership of shares of a business corporation, including, for example, the right to bring “oppression” or “derivative” actions. Apart from the rights afforded to them by federal and state securities laws, Shareholders have only those rights relative to the Trust, the Trust property and the Shares that are set forth in the Depositary Trust Agreement. In this connection, the Shareholders have limited voting and distribution rights. They do not have the right to elect directors. See “Business—The Shares – Limited Rights” for a description of the limited rights of the Shareholders.

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

The Trustee will reject a redemption order if the order is not in proper form as described in the Participant Agreement or if the fulfillment of the order, in the opinion of its counsel, might be unlawful. Any such rejection could adversely affect a redeeming Shareholder. For example, the resulting delay would adversely affect the value of the Shareholder’s redemption distribution if the NAV were to decline during the delay. In the Depositary Trust Agreement, the Sponsor and the Trustee disclaim any liability for any loss or damage that may result from any such rejection.

Substantial sales of British Pounds Sterling by the official sector could adversely affect an investment in the Shares.

The official sector consists of central banks, other governmental agencies and multi-lateral institutions that buy, sell and hold British Pounds Sterling as part of their reserve assets. The official sector holds a significant amount of British Pounds Sterling that can be mobilized in the open market. In the event that future economic, political or social conditions or pressures require members of the official sector to sell their British Pounds Sterling simultaneously or in an uncoordinated manner, the demand for British Pounds Sterling might not be sufficient to accommodate the sudden increase in the supply of British Pounds Sterling to the market. Consequently, the price of the British Pound Sterling could decline, which would adversely affect an investment in the Shares.

Shareholders that are not Authorized Participants may only purchase or sell their Shares in secondary trading markets.

Only Authorized Participants may create or redeem Baskets through the Trust. All other investors that desire to purchase or sell Shares must do so through NYSE Arca or in other markets, if any, in which the Shares are traded.

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

The Bank of New York Mellon and an affiliate of the Sponsor have entered into a License Agreement granting the Sponsor’s affiliate a license to certain patent applications made by The Bank of New York Mellon covering systems and methods for securitizing a commodity. The Sponsor’s affiliate has sublicensed the license to the Sponsor. The license is limited to a non-exclusive grant for the life of The Bank of New York Mellon’s patents and patent applications. The License Agreement provides that each of the parties may provide notice of intent to terminate the License Agreement in the event the other party commits a material breach. If the License Agreement is terminated and one or more of The Bank of New York Mellon’s patent applications issue as patents, then The Bank of New York Mellon may claim that the operation of the Trust violates its patent or patents and seek an injunction forcing the Trust to cease operation and the Shares to cease trading. In that case, the Trust might be forced to terminate and liquidate, which would adversely affect Shareholders.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The principal offices of the Sponsor and the Trust are at 805 King Boulevard, Suite 600, Rockville, Maryland 20850, which is leased by an affiliate of the Sponsor. Neither the Sponsor nor the Trust owns or leases any other property.

Item 3.	Legal Proceedings

None.

Item 4.	(Removed and Reserved)

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Following are the high and low sale prices of the Shares as reported by the NYSE Arca for each of the quarters during the fiscal years ended October 31, 2011 and October 31, 2010:

Fiscal Year Ended October 31, 2011:	High	Low
Quarter Ended
January 31, 2011	$162.07	$152.98
April 30, 2011	$165.99	$158.94
July 31, 2011	$165.50	$157.88
October 31, 2011	$164.27	$152.40

Fiscal Year Ended October 31, 2010:	High	Low
Quarter Ended
January 31, 2010	$167.94	$158.51
April 30, 2010	$159.30	$147.61
July 31, 2010	$156.15	$142.79
October 31, 2010	$159.45	$152.60

The number of record holders of Shares of the registrant as of November 30, 2011 was approximately 78.

Although the Trust does not purchase Shares directly from its shareholders, the Trust redeemed Baskets from Authorized Participants in the fourth quarter of the fiscal year covered by this report as follows:

Month	Shares	Average Price
August	100,000	$162.85
September	—	$—
October	150,000	$158.35

The Trust did not distribute any cash dividends per Share during the fiscal years ended October 31, 2011 and October 31, 2010.

In the future, to the extent that the interest earned by the Trust exceeds the sum of the Sponsor’s fee for the prior month plus other Trust expenses, if any, the Trust will distribute, as a dividend, the excess interest earned in British Pound Sterling effective on the first business day of the subsequent month. The Trustee will direct that the excess British Pound Sterling be converted into USD at a prevailing market rate and the Trustee will distribute the USD as promptly as practicable to Shareholders on a pro-rata basis (in accordance with the number of Shares that they own).

Item 6.	Selected Financial Data

Following are financial highlights for the fiscal years ended October 31, 2011, October 31, 2010, October 31, 2009, October 31, 2008 and October 31, 2007.

	Fiscal Year ended October 31, 2011	Fiscal Year ended October 31, 2010	Fiscal Year ended October 31, 2009	Fiscal Year ended October 31, 2008	Fiscal Year ended October 31, 2007
Income
Interest income	$192,387	$137,295	$442,286	$5,517,682	$4,177,242

Total Income	192,387	137,295	442,286	5,517,682	4,177,242

Expenses
Sponsor’s fee	(498,370)	(503,728)	(518,481)	(461,145)	(320,992)

Total Expenses	(498,370)	(503,728)	(518,481)	(461,145)	(320,992)
Net (Loss)/Income	$(305,983)	$(366,433)	$(76,195)	$5,056,537	$3,856,250

Other Comprehensive (Loss)/Income:
Currency translation adjustment	(5,138)	(3,975)	(15,236)	(143,547)	75,856

Total Comprehensive (Loss)/Income	$(311,121)	$(370,408)	$(91,431)	$4,912,990	$3,932,106

Basic and Diluted Earnings per Share	$(0.39)	$(0.45)	$(0.09)	$8.58	$9.59
Weighted-average Shares Outstanding	780,274	811,233	839,315	589,208	401,918
Cash Dividends per Share	$—	$—	$0.72	$9.13	$9.28

As of October 31, 2011, total assets were $96,146,041, and for the fiscal year ended October 31, 2011, net cash flows were -$15,234,680.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Liquidity

The Sponsor is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to the Trust’s liquidity needs. The Trust’s Depository, JPMorgan Chase Bank, N.A., London Branch, maintains two deposit accounts for the Trust, a primary deposit account which is expected to earn interest and a secondary deposit account which does not earn interest. Interest on the primary deposit account, if any, accrues daily and is paid monthly. The interest rate in effect as of October 31, 2011 was an annual nominal rate of 0.16%. The following chart provides the daily rate paid by the Depository since the Shares began trading:

In exchange for a fee, the Sponsor bears most of the expense incurred by the Trust. As a result, the only ordinary expense of the Trust during the periods covered by this report was the Sponsor’s fee. Each month the Depository deposits into the secondary deposit account accrued but unpaid interest, if any, and the Trustee withdraws British Pounds Sterling from the secondary deposit account to pay the accrued Sponsor’s fee for the previous month plus other Trust expenses, if any. When the interest deposited, if any, exceeds the sum of the Sponsor’s fee for the prior month plus other Trust expenses, if any, the Trustee converts the excess into USD at a prevailing market rate and distributes the USD as promptly as practicable to Shareholders on a pro-rata basis (in accordance with the number of Shares that they own). The Trust did not make any distributions during the quarter ended October 31, 2011.

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

The functional currency of the Trust is the British Pound Sterling in accordance with ASC 830, Foreign Currency Translation.

Results of Operations

As of October 31, 2009, the number of British Pounds Sterling owned by the Trust was 84,831,064, resulting in a redeemable capital share value of $139,786,516. During the year ended October 31, 2010, an additional 1,500,000 shares were created in exchange for 149,425,128 British Pounds Sterling, and 1,650,000 shares were redeemed in exchange for 164,358,903 British Pounds Sterling. In addition, 241,866 British Pounds Sterling were withdrawn to pay the portion of sponsor fee that exceeded interest earned. As of October 31, 2010, the number of British Pounds Sterling owned by the Trust was 69,655,423, resulting in a redeemable capital share value of $111,336,567. During the year ended October 31, 2011, an additional 750,000 shares were created in exchange for 74,541,458 British Pounds Sterling and 850,000 shares were redeemed in exchange for 84,444,838 British Pounds Sterling. In addition, 195,508 British Pounds Sterling were withdrawn to pay the portion of sponsor fee that exceeded interest earned. As of October 31, 2011, the number of British Pounds Sterling owned by the Trust was 59,556,535, resulting in a redeemable capital share value of $96,109,435.

A decrease in the Trust’s redeemable capital share value from $111,336,567 at October 31, 2010 to $96,109,435 at October 31, 2011, was primarily the result of a reduction in the number of Shares outstanding from 700,000 at October 31, 2010 to 600,000 at October 31, 2011. The decrease in the Trust’s redeemable capital share value was partially offset by an increase in the Closing Spot Rate from 1.60 at October 31, 2010 to 1.61 at October 31, 2011. A decrease in the Trust’s redeemable capital share value from $139,786,516 at October 31, 2009 to $111,336,567 at October 31, 2010, was primarily the result of a reduction in the number of Shares outstanding from 850,000 at October 31, 2009 to 700,000 at October 31, 2010 coupled with a decrease in the Closing Spot Rate from 1.65 at October 31, 2009 to 1.60 at October 31, 2010.

Interest income increased from $137,295 for the year ended October 31, 2010 to $192,387 for the year ended October 31, 2011, attributable primarily to an increase in the annual nominal interest rate paid by the Depository as set forth in the chart above. The increase in interest income was partially offset by a decrease in the weighted-average British Pounds Sterling in the Trust. Interest income decreased from $442,286 for the year ended October 31, 2009 to $137,295 for the year ended October 31, 2010, attributable primarily to a decrease in the weighted-average British Pounds Sterling in the Trust and a decrease in the annual nominal interest rate paid by the Depository as set forth in the chart above.

The Sponsor’s fee accrues daily at an annual nominal rate of 0.40% of the British Pounds Sterling in the Trust. Due primarily to a decrease in the weighted-average British Pounds Sterling in the Trust, the Sponsor’s fee decreased from $503,728 for the year ended October 31, 2010 to $498,370 for the year ended October 31, 2011. The only expense of the Trust during the year ended October 31, 2011 was the Sponsor’s fee. Due primarily to a decrease in the weighted-average British Pounds Sterling in the Trust, the Sponsor’s fee decreased from $518,481 for the year ended October 31, 2009 to $503,728 for the year ended October 31, 2010. The only expense of the Trust during the year ended October 31, 2010 was the Sponsor’s fee.

The Trust’s net loss for the year ended October 31, 2011 was $305,983 due to the Sponsor’s fee of $498,370 exceeding interest income of $192,387. The Trust’s net loss for the year ended October 31, 2010 was $366,433 as a result of the Sponsor’s fee of $503,728 exceeding interest income of $137,295. The Trust’s net loss for the year ended October 31, 2009 was $76,195 as a result of the Sponsor’s fee of $518,481 exceeding interest income of $442,286.

Cash Dividends were not paid by the Trust in the year ended October 31, 2011 and the year ended October 31, 2010 as the Trust’s interest income did not exceed the Trust’s expenses during those periods. Cash dividends per Share decreased from $0.72 for the year ended October 31, 2009 to $0.00 per Share for the year ended October 31, 2010. This decrease in cash dividends per Share was primarily the result of a decrease in the annual nominal interest rate paid by the Depository.

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

Evaluation of Disclosure Controls and Procedures

The chief executive officer and chief financial officer of the Sponsor have evaluated the effectiveness of the Trust’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of October 31, 2011. Based on that evaluation, the chief executive officer and chief financial officer of the Sponsor have concluded that the disclosure controls and procedures of the Trust were effective as of the end of the period covered by this annual report.

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

The chief executive officer and chief financial officer of the Sponsor have assessed the effectiveness of the Trust’s internal control over financial reporting as of October 31, 2011. Their assessment included an evaluation of the design of the Trust’s internal control over financial reporting and testing of the operation effectiveness of its internal controls over financial reporting. Based on their assessment and those criteria, the chief executive officer and chief financial officer of the Sponsor believe that the Trust maintained effective internal control over financial reporting as of October 31, 2011.

Effectiveness of the Trust’s internal control over financial reporting as of October 31, 2011 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report included herein.

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

Nikolaos Bonos and Joseph Arruda serve as the Chief Executive Officer and Chief Financial Officer of the Sponsor, respectively. The Sponsor’s Board of Managers is composed of Mr. Arruda, Mr. Bonos and Michael Byrum.

Nikolaos Bonos, 47, has been the Chief Executive Officer of the Sponsor since May 2009. Mr. Bonos has been a Manager of the Sponsor since September 2005. Prior to his appointment as Chief Executive Officer, Mr. Bonos served as the Chief Financial Officer of the Sponsor beginning in September 2005. Mr. Bonos has served as Executive Officer of Rydex Fund Services LLC, an affiliate of the Sponsor, from January 2009 to the present and as Senior Vice President of Rydex Fund Services LLC, from December 2003 to August 2006 and Vice President of Accounting of Rydex Fund Services LLC, from 2001 to December 2003. Mr. Bonos holds a Bachelor of Science in Business Administration with a major in Finance from Suffolk University.

Joseph Arruda, 44, has been the Chief Financial Officer of the Sponsor since May 2009. Mr. Arruda has been a Manager of the Sponsor since July 2009. Prior to his appointment as Chief Financial Officer, Mr. Arruda served as Vice President, Fund Accounting, and Administration, of the Sponsor beginning in 2003. From 1997 to 2003, Mr. Arruda served as Vice President, Fund Accounting at State Street Corporation. He holds a Bachelor of Science with a Finance and Accounting concentration from Bridgewater State College.

Michael Byrum, 40, has served as a Manager of the Sponsor since September 2005. Since August 2006, he has served as the Chief Investment Officer, of Rydex Advisors II, LLC (RAII), and Rydex Advisors, LLC (RA), affiliates of the Sponsor, and each of which were merged into Security Investors, LLC, also an affiliate of the Sponsor, as of January 3, 2011. Mr. Byrum served as the Executive Vice President of RAII from December 2002 to May 2004, and as President of RA from May 2004 until January 2011. He has served as Senior Vice President of Security Investors, LLC, since December 1, 2010. Mr. Byrum is a Chartered Financial Analyst and has a Bachelor of Science in Business Administration with a major in Finance from Miami University of Ohio.

Item 11.	Executive Compensation

Not applicable.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

None.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Not applicable.

Item 14.	Principal Accountant Fees and Services

The following fees were paid by the Sponsor and were for services performed by Ernst & Young LLP for the fiscal years ended October 31, 2011 and October 31, 2010:

	2011	2010
Audit Fees	$28,000	$25,778
Audit-related fees	0	0
Tax fees	0	0
All other Fees	0	0

	$28,000	$25,778

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

Financial Statements

See Index to Financial Statements on Page F-1 for a list of the financial statements being filed as a part of this report. Schedules have been omitted since they are either not required, not applicable or the information has otherwise been included.

Exhibits

Exhibit No.	Description
3.1	Certificate of Formation of Rydex Specialized Products LLC, incorporated herein by reference to Exhibit 3.1 to the Registration Statement on Form S-1 (File number 333-132361) filed by the Trust on March 13, 2006.

3.2	Limited Liability Company Agreement of Rydex Specialized Products, LLC, incorporated herein by reference to Exhibit 3.2 to the Registration Statement on Form S-1 (File number 333-132361) filed by the Trust on March 13, 2006.

4.1	Depositary Trust Agreement dated as of June 8, 2006 among Rydex Specialized Products LLC, The Bank of New York, all registered owners and beneficial owners of British Pound Sterling Currency Shares issued thereunder and all depositors, incorporated herein by reference to Exhibit 4.1 to the Annual Report on Form 10K/A filed by the Trust on March 10, 2011.

4.2	Amendment to Depositary Trust Agreement dated as of November 13, 2008 between Rydex Specialized Products LLC and The Bank of New York Mellon, incorporated herein by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q filed by the Trust on September 9, 2010.

4.3	Participant Agreement dated as of March 25, 2010 among Knight Clearing Services, LLC, The Bank of New York, and Rydex Specialized Products LLC (together with Schedule pursuant to Instruction 2 to Item 601 of Regulation S-K).

4.4	Amendment to Participant Agreements dated as of December 9, 2010 between The Bank of New York Mellon, the trusts set forth on Schedule A thereto and Rydex Specialized Products LLC, incorporated herein by reference to Exhibit 4.4 to the Annual Report on Form 10K/A filed by the Trust on March 10, 2011.

4.5	Amendment to Participant Agreements dated as of January 15, 2011 between The Bank of New York, the trusts set forth on Schedule A thereto and Rydex Specialized Products LLC, incorporated herein by reference to Exhibit 4.5 to the Annual Report on Form 10K/A filed by the Trust on March 10, 2011.

10.1	Deposit Account Agreement dated as of June 8, 2006 between The Bank of New York and the London Branch of JPMorgan Chase Bank, N.A., incorporated herein by reference to Exhibit 10.1 to the Annual Report on Form 10K/A filed by the Trust on March 10, 2011.

10.2	Amendment to Deposit Account Agreement dated as of November 13, 2008 between The Bank of New York Mellon and the London Branch of JPMorgan Chase Bank, N.A., incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by the Trust on September 9, 2010.

10.3	Sublicense Agreement dated as of June 9, 2006 between PADCO Advisors II, Inc. and Rydex Specialized Products LLC., incorporated herein by reference to Exhibit 10.3 to the Annual Report on Form 10K/A filed by the Trust on March 10, 2011.

Exhibit No.	Description
23.1	Consent of PricewaterhouseCoopers LLP.

23.2	Consent of Ernst & Young LLP.

31.1	Certification by Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

CurrencyShares® British Pound Sterling Trust

Financial Statements as of October 31, 2011

Report of Independent Registered Public Accounting Firm

To the Shareholders of CurrencyShares® British Pound Sterling Trust:

In our opinion, the statements of income and comprehensive income, of changes in shareholders’ equity and of cash flows for the year ended October 31, 2009 present fairly, in all material respects, the results of operations and cash flows of CurrencyShares® British Pound Sterling Trust (the "Trust") for the year ended October 31, 2009, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Baltimore, Maryland

January 14, 2010

Report of Independent Registered Public Accounting Firm

To the Shareholders of CurrencyShares® British Pound Sterling Trust:

We have audited the accompanying statements of financial condition of CurrencyShares® British Pound Sterling Trust (the “Trust”) as of October 31, 2011 and October 31, 2010, and the related statements of income and comprehensive income, changes in shareholders’ equity, and cash flows for the years ended October 31, 2011 and October 31, 2010. These financial statements are the responsibility of the Trust’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CurrencyShares® British Pound Sterling Trust at October 31, 2011 and October 31, 2010, and the results of its operations and its cash flows for the years ended October 31, 2011 and October 31, 2010, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), CurrencyShares® British Pound Sterling Trust’s internal control over financial reporting as of October 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated January 13, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, Virginia

January 13, 2012

Report of Independent Registered Public Accounting Firm

To the Shareholders of CurrencyShares® British Pound Sterling Trust:

We have audited CurrencyShares® British Pound Sterling Trust’s (the “Trust”) internal control over financial reporting as of October 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Trust’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting appearing under Item 9A. Our responsibility is to express an opinion on the Trust’s internal control over financial reporting based on our audits.

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

In our opinion, CurrencyShares® British Pound Sterling Trust maintained, in all material respects, effective internal control over financial reporting as of October 31, 2011 based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statements of financial condition as of October 31, 2011 and October 31, 2010 and the related statements of income and comprehensive income, changes in shareholders’ equity and cash flows for the years ended October 31, 2011 and October 31, 2010 of CurrencyShares® British Pound Sterling Trust and our report dated January 13, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, Virginia

January 13, 2012

CurrencyShares® British Pound Sterling Trust

Statements of Financial Condition

	October 31, 2011	October 31, 2010
Assets:
Current Assets:
British Pound Sterling deposits, interest bearing	$96,130,250	$111,364,930
British Pound Sterling deposits, non-interest bearing	—	—
Receivable from accrued interest	15,791	16,264

Total Current Assets	$96,146,041	$111,381,194

Liabilities, Redeemable Capital Shares and Shareholders’ Equity
Current Liabilities:
Accrued Sponsor’s fee	$36,606	$44,627

Total Current Liabilities	36,606	44,627

Commitments and Contingent Liabilities (note 9)	—	—

Redeemable Capital Shares, at redemption value, no par value, 13,000,000 authorized – 600,000 and 700,000 issued and outstanding, respectively	96,109,435	111,336,567
Shareholders’ Equity:
Retained Earnings	—	—
Cumulative Translation Adjustment	—	—

Total Liabilities, Redeemable Capital Shares and Shareholders’ Equity	$96,146,041	$111,381,194

See Notes to Financial Statements.

CurrencyShares® British Pound Sterling Trust

Statements of Income and Comprehensive Income

	Year ended October 31, 2011	Year ended October 31, 2010	Year ended October 31, 2009
Income
Interest Income	$192,387	$137,295	$442,286

Total Income	192,387	137,295	442,286

Expenses
Sponsor’s fee	(498,370)	(503,728)	(518,481)

Total Expenses	(498,370)	(503,728)	(518,481)
Net Loss	$(305,983)	$(366,433)	$(76,195)

Other Comprehensive Loss:
Currency translation adjustment	(5,138)	(3,975)	(15,236)

Total Comprehensive Loss	$(311,121)	$(370,408)	$(91,431)

Basic and Diluted Earnings per Share	$(0.39)	$(0.45)	$(0.09)
Weighted-average Shares Outstanding	780,274	811,233	839,315
Cash Dividends per Share	$—	$—	$0.72

See Notes to Financial Statements.

CurrencyShares® British Pound Sterling Trust

Statements of Changes in Shareholders’ Equity

	Year ended October 31, 2011	Year ended October 31, 2010	Year ended October 31, 2009
Retained Earnings, Beginning of Year	$—	$—	$—
Net Loss	(305,983)	(366,433)	(76,195)
Distributions Paid	—	—	(625,429)
Adjustment of redeemable capital shares to redemption value	305,983	366,433	701,624

Retained Earnings, End of Year	$—	$—	$—

Cumulative Translation Adjustment, Beginning of Year	$—	$—	$—
Currency translation adjustment	(5,138)	(3,975)	(15,236)
Adjustment of redeemable capital shares to redemption value	5,138	3,975	15,236

Cumulative Translation Adjustment, End of Year	$—	$—	$—

See Notes to Financial Statements.

CurrencyShares® British Pound Sterling Trust

Statements of Cash Flows

	Year ended October 31, 2011	Year ended October 31, 2010	Year ended October 31, 2009
Cash flows from operating activities
Cash received for accrued income	$192,979	$131,026	$891,389
Cash paid for expenses	(506,768)	(507,345)	(511,526)

Net cash (used in)/provided by operating activities	(313,789)	(376,319)	379,863

Cash flows from financing activities
Cash received to purchase redeemable shares	119,639,040	232,490,556	270,097,103
Cash paid to redeem redeemable shares	(135,533,965)	(255,726,018)	(246,906,124)
Cash paid for distributions	—	—	(625,429)

Net cash (used in)/provided by financing activities	(15,894,925)	(23,235,462)	22,565,550

Adjustment to period cash flows due to currency movement	974,034	(4,850,332)	3,771,941

(Decrease)/Increase in cash	(15,234,680)	(28,462,113)	26,717,354
Cash at beginning of year	111,364,930	139,827,043	113,109,689

Cash at end of year	$96,130,250	$111,364,930	$139,827,043

Reconciliation of net loss to net cash (used in)/provided by operating activities

Net loss	$(305,983)	$(366,433)	$(76,195)
Adjustments to reconcile net loss to net cash (used in)/provided by operating activities:
Receivable from accrued interest	(15,791)	(16,264)	(9,853)
Prior period receivable from accrued interest	16,264	9,853	464,681
Currency translation adjustment	(258)	2,278	(3,311)
Accrued sponsor fee	36,606	44,627	50,380
Prior period accrued sponsor fee	(44,627)	(50,380)	(45,839)

Net cash (used in)/provided by operating activities	$(313,789)	$(376,319)	$379,863

See Notes to Financial Statements.

CurrencyShares® British Pound Sterling Trust

Notes to Financial Statements

1.         Organization and Description of the Trust

The CurrencySharesSM British Pound Sterling Trust (the “Trust”) was formed under the laws of the State of New York on June 8, 2006 when Rydex Specialized Products LLC d/b/a “Rydex Investments” (the “Sponsor”) deposited 100 British Pounds Sterling in the Trust’s primary deposit account held by JPMorgan Chase Bank N.A., London Branch (the “Depository”). The Sponsor is a Delaware limited liability company whose sole member is Security Investors LLC (also d/b/a “Rydex Investments”). The Sponsor is responsible for, among other things, overseeing the performance of The Bank of New York Mellon (the “Trustee”) and the Trust’s principal service providers, including the preparation of financial statements. The Trustee is responsible for the day-to-day administration of the Trust.

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

The Trustee calculates the Trust’s net asset value (“NAV”) each business day, as described in Note 4. Prior to November 13, 2008, British Pound Sterling deposits (cash) were translated for NAV calculation purposes at the Noon Buying Rate, which was the U.S. Dollar (“USD”)/British Pound Sterling exchange rate as determined and published by the Federal Reserve Bank of New York. As of November 13, 2008, British Pound Sterling deposits (cash) are translated for NAV calculation purposes at the Closing Spot Rate, which is the USD/British Pound Sterling exchange rate as determined by The World Markets Company PLC, a State Street business, at 4:00 PM (London fixing) on each day that NYSE Arca is open for regular trading.

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

3.         British Pound Sterling Deposits

British Pound Sterling principal deposits are held in a British Pound Sterling-denominated, interest-bearing demand account. For the year ended October 31, 2011, there were British Pound Sterling principal deposits of 74,541,458, British Pound Sterling principal redemptions of 84,444,838 and British Pound Sterling withdrawals (to pay expenses) of 195,508 resulting in an ending British Pound Sterling principal balance of 59,556,535. This equates to 96,130,250 USD. For the year ended October 31, 2010, there were British Pound Sterling principal deposits of 149,425,128, British Pound Sterling principal redemptions of 164,358,903 and British Pound Sterling withdrawals (to pay expenses) of 241,866 resulting in an ending British Pound Sterling principal balance of 69,655,423. This equates to 111,364,930 USD. For the year ending October 31, 2009, there were British Pound Sterling principal deposits of 174,902,200, British Pound Sterling principal redemptions of 159,879,416 and British Pound Sterling withdrawals (to pay expenses) of 191,720 resulting in an ending British Pound Sterling principal balance of 84,831,064. This equates to 139,827,043 USD.

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

Activity in redeemable capital Shares is as follows:

	Year ended October 31, 2011		Year ended October 31, 2010		Year ended October 31, 2009
	Shares	U.S. Dollar Amount	Shares	U.S. Dollar Amount	Shares	U.S. Dollar Amount
Opening balance	700,000	$111,336,567	850,000	$139,786,516	700,000	$113,528,531
Shares issued	750,000	119,639,040	1,500,000	232,490,556	1,750,000	270,097,103
Shares redeemed	(850,000)	(135,533,965)	(1,650,000)	(255,726,018)	(1,600,000)	(246,906,124)
Adjustment to period Shares due to currency movement and other	—	667,793	—	(5,214,487)	—	3,067,006

Ending balance	600,000	$96,109,435	700,000	$111,336,567	850,000	$139,786,516

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

5.         Selected Quarterly Information (Unaudited)

Fiscal Period Ended October 31, 2011:

	Three months ended October 31, 2011	Three months ended July 31, 2011	Three months ended April 30, 2011	Three months ended January 31, 2011
Income
Interest Income	$45,845	$50,099	$48,497	$47,946

Total Income	45,845	50,099	48,497	47,946

Expenses
Sponsor’s fee	(106,124)	(127,250)	(131,142)	(133,854)

Total Expenses	(106,124)	(127,250)	(131,142)	(133,854)
Net Loss	$(60,279)	$(77,151)	$(82,645)	$(85,908)

Other Comprehensive Loss:
Currency translation adjustment	(611)	(850)	(2,362)	(1,315)

Total Comprehensive Loss	$(60,890)	$(78,001)	$(85,007)	$(87,223)

Basic and Diluted Earnings per Share	$(0.09)	$(0.10)	$(0.10)	$(0.10)
Weighted-average Shares Outstanding	663,587	778,804	832,584	847,826
Cash Dividends per Share	$—	$—	$—	$—

Fiscal Period Ended October 31, 2010:

	Three months ended October 31, 2010	Three months ended July 31, 2010	Three months ended April 30, 2010	Three months ended January 31, 2010
Income
Total Income	47,182	34,169	28,289	27,655

Expenses
Sponsor’s fee	(141,078)	(116,159)	(113,051)	(133,440)

Total Expenses	(141,078)	(116,159)	(113,051)	(133,440)
Net Loss	$(93,896)	$(81,990)	$(84,762)	$(105,785)

Other Comprehensive (Loss)/Income:
Currency translation adjustment	(1,728)	(4,147)	39	1,861

Total Comprehensive Loss	$(95,624)	$(86,137)	$(84,723)	$(103,924)

Basic and Diluted Earnings per Share	$(0.10)	$(0.11)	$(0.11)	$(0.13)
Weighted-average Shares Outstanding	895,652	773,370	764,045	810,326
Cash Dividends per Share	$—	$—	$—	$—

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Rockville, State of Maryland, on January 13, 2012.

CURRENCYSHARES®
BRITISH POUND STERLING TRUST

By	Rydex Specialized Products LLC
Sponsor of the CurrencyShares® British Pound Sterling Trust

	By:	/s/ Nikolaos Bonos
Nikolaos Bonos Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities* and on the dates indicated.

Signature	Capacity	Date

/s/ Nikolaos Bonos	Director and Chief Executive Officer	January 13, 2012
Nikolaos Bonos	(principal executive officer)

/s/ Joseph Arruda	Director and Chief Financial Officer	January 13, 2012
Joseph Arruda	(principal financial officer and principal accounting officer)

/s/ Michael Byrum	Director	January 13, 2012
Michael Byrum

*	The registrant is a trust and the persons are signing in their capacities as officers or directors of Rydex Specialized Products LLC, the Sponsor of the registrant.