Form 10-Q
period 2012-01-31
CURRENCYSHARES BRITISH POUND STERLING TRUST
filed 2012-03-12
CIK 1353611

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2012

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (d232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):    Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

CURRENCYSHARES® BRITISH POUND STERLING TRUST

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

CurrencyShares® British Pound Sterling Trust

Statements of Financial Condition

	January 31, 2012 (Unaudited)	October 31, 2011
Assets
Current Assets:
British Pound Sterling deposits, interest bearing	$93,924,712	$96,130,250
British Pound Sterling deposits, non-interest bearing	—	—
Receivable from accrued interest	11,233	15,791

Total Current Assets	$93,935,945	$96,146,041

Liabilities, Redeemable Capital Shares and Shareholders’ Equity
Current Liabilities:
Accrued Sponsor’s fee	$31,819	$36,606

Total Current Liabilities	31,819	36,606

Commitments and Contingent Liabilities (note 8)	—	—
Redeemable Capital Shares, at redemption value, no par value, 13,000,000 authorized – 600,000 issued and outstanding	93,904,126	96,109,435
Shareholders’ Equity:
Retained Earnings	—	—
Cumulative Translation Adjustment	—	—

Total Liabilities, Redeemable Capital Shares and Shareholders’ Equity	$93,935,945	$96,146,041

See Notes to Financial Statements.

CurrencyShares® British Pound Sterling Trust

Statements of Income and Comprehensive Income

(Unaudited)

	Three months ended January 31, 2012	Three months ended January 31, 2011
Income
Interest Income	$36,779	$47,946

Total Income	36,779	47,946

Expenses
Sponsor’s fee	(97,138)	(133,854)

Total Expenses	(97,138)	(133,854)
Net Loss	$(60,359)	$(85,908)

Other Comprehensive Loss:
Currency translation adjustment	(562)	(1,315)

Total Comprehensive Loss	$(60,921)	$(87,223)

Basic and Diluted Earnings per Share	$(0.10)	$(0.10)
Weighted-average Shares Outstanding	622,826	847,826
Cash Dividends per Share	$—	$—

See Notes to Financial Statements.

CurrencyShares® British Pound Sterling Trust

Statements of Changes in Shareholders’ Equity

	Three months ended January 31, 2012 (Unaudited)	Year ended October 31, 2011
Retained Earnings, Beginning of Period	$—	$—
Net Loss	(60,359)	(305,983)
Adjustment of redeemable capital shares to redemption value	60,359	305,983

Retained Earnings, End of Period	$—	$—

Cumulative Translation Adjustment, Beginning of Period	$—	$—
Currency translation adjustment	(562)	(5,138)
Adjustment of redeemable capital shares to redemption value	562	5,138

Cumulative Translation Adjustment, End of Period	$—	$—

See Notes to Financial Statements.

CurrencyShares® British Pound Sterling Trust

Statements of Cash Flows

(Unaudited)

	Three months ended January 31, 2012	Three months ended January 31, 2011
Cash flows from operating activities
Cash received for accrued income	$40,946	$48,616
Cash paid for expenses	(101,071)	(134,485)

Net cash used in operating activities	(60,125)	(85,869)

Cash flows from financing activities
Cash received to purchase redeemable shares	7,757,734	70,604,445
Cash paid to redeem redeemable shares	(7,755,620)	(47,063,365)

Net cash provided by financing activities	2,114	23,541,080

Adjustment to period cash flows due to currency movement	(2,147,527)	564,081

(Decrease)/Increase in cash	(2,205,538)	24,019,292
Cash at beginning of period	96,130,250	111,364,930

Cash at end of period	$93,924,712	$135,384,222

Reconciliation of net loss to net cash used in operating activities

Net loss	$(60,359)	$(85,908)
Adjustments to reconcile net loss to net cash used in operating activities:
Receivable from accrued interest	(11,233)	(15,614)
Prior period receivable from accrued interest	15,791	16,264
Currency translation adjustment	463	(54)
Accrued sponsor fee	31,819	44,070
Prior period accrued sponsor fee	(36,606)	(44,627)

Net cash used in operating activities	$(60,125)	$(85,869)

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

The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q. In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Trust’s financial statements included in the Form 10-K as filed on January 13, 2012.

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

British Pound Sterling principal deposits are held in a British Pound Sterling-denominated, interest-bearing demand account. For the three months ended January 31, 2012, there were British Pound Sterling principal deposits of 4,961,775 British Pound Sterling principal redemptions of 4,960,422 and British Pound Sterling withdrawals (to pay expenses) of 38,455 resulting in an ending British Pound Sterling principal balance of 59,519,433. This equates to 93,924,712 USD. For the year ended October 31, 2011, there were British Pound Sterling principal deposits of 74,541,458, British Pound Sterling principal redemptions of 84,444,838 and British Pound Sterling withdrawals (to pay expenses) of 195,508 resulting in an ending British Pound Sterling principal balance of 59,556,535. This equates to 96,130,250 USD.

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

Activity in redeemable capital Shares is as follows:

	Three months ended January 31, 2012 (Unaudited)		Year ended October 31, 2011
	Shares	U.S. Dollar Amount	Shares	U.S. Dollar Amount
Opening balance	600,000	$96,109,435	700,000	$111,336,567
Shares issued	50,000	7,757,734	750,000	119,639,040
Shares redeemed	(50,000)	(7,755,620)	(850,000)	(135,533,965)
Adjustment to period Shares due to currency movement and other	—	(2,207,423)	—	667,793

Ending balance	600,000	$93,904,126	600,000	$96,109,435

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

Definition of Net Asset Value

The Trustee calculates, and the Sponsor publishes, the Trust’s Net Asset Value (“NAV”) each business day. To calculate the NAV, the Trustee adds to the amount of British Pounds Sterling in the Trust at the end of the preceding day accrued but unpaid interest, if any, British Pounds Sterling receivable under pending purchase orders and the value of other Trust assets, and subtracts the accrued but unpaid Sponsor’s fee, British Pounds Sterling payable under pending redemption orders and other Trust expenses and liabilities, if any. Prior to November 13, 2008, the NAV was expressed in U.S. Dollars (“USD”) based on the “Noon Buying Rate,” which is the British Pound Sterling/USD exchange rate as determined by the Federal Reserve Bank of New York at 12:00 PM (New York time). As of November 13, 2008, the NAV is expressed in USD based on the British Pound Sterling/USD exchange rate as determined by The World Markets Company PLC, a State Street business, at 4:00 PM (London fixing) (the “Closing Spot Rate”) on each day that NYSE Arca is open for regular trading. If, on a particular evaluation day, the Closing Spot Rate has not been determined and announced by 6:00 PM (London time), then the most recent Closing Spot Rate is used to determine the NAV of the Trust unless the Trustee, in consultation with the Sponsor, determines that such price is inappropriate to use as the basis for the valuation.

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

Noon Buying Rate/Closing Spot Rate

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

FXB Price Movement

Liquidity

The Sponsor is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to the Trust’s liquidity needs. The Trust’s Depository, JPMorgan Chase Bank, N.A., London Branch, maintains two deposit accounts for the Trust, a primary deposit account that is expected to earn interest and a secondary deposit account which does not earn interest. Interest on the primary deposit account, if any, accrues daily and is paid monthly. The interest rate in effect as of January 31, 2012 was an annual nominal rate of 0.14%. The following chart provides the daily rate paid by the Depository since the Shares began trading:

FXB Daily Rate

In exchange for a fee, the Sponsor bears most of the expense incurred by the Trust. As a result, the only ordinary expense of the Trust during the periods covered by this report was the Sponsor’s fee. Each month the Depository deposits into the secondary deposit account accrued but unpaid interest, if any, and the Trustee withdraws British Pounds Sterling from the secondary deposit account to pay the accrued Sponsor’s fee for the previous month plus other Trust expenses, if any. When the interest deposited, if any, exceeds the sum of the Sponsor’s fee for the prior month plus other Trust expenses, if any, the Trustee converts the excess into USD at a prevailing market rate and distributes the USD as promptly as practicable to Shareholders on a pro-rata basis (in accordance with the number of Shares that they own). The Trust did not make any distributions during the quarter ended January 31, 2012.

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

The functional currency of the Trust is the British Pound Sterling in accordance with ASC 830, Foreign Currency Translation.

Results of Operations

As of October 31, 2011, the number of British Pounds Sterling owned by the Trust was 59,556,535, resulting in a redeemable capital share value of $96,109,435. During the three months ended January 31, 2012, an additional 50,000 Shares were created in exchange for 4,961,755 British Pounds Sterling, and 50,000 Shares were redeemed in exchange for 4,960,422 British Pounds Sterling. In addition, 38,455 British Pounds Sterling were withdrawn to pay the portion of sponsor fee that exceeded interest earned. As of January 31, 2012, the number of British Pounds Sterling owned by the Trust was 59,519,433, resulting in a redeemable capital Share value of $93,904,126.

A decline in the Trust’s redeemable capital Share value from $96,109,435 at October 31, 2011 to $93,904,126 at January 31, 2012, was primarily the result of a decrease a decrease in the Closing Spot Rate from 1.61 at October 31, 2011 to 1.5781 at January 31, 2012.

Interest income decreased from $47,946 for the three months ended January 31, 2011 to $36,779 for the three months ended January 31, 2012, attributable primarily to a decrease in the weighted-average British Pounds Sterling in the Trust. This decrease in interest income was partially offset by a slight increase in the annual nominal interest rate paid by the Depository, as set forth in the chart above.

The Sponsor’s fee accrues daily at an annual nominal rate of 0.40% of the British Pounds Sterling in the Trust. Due primarily to a decrease in the weighted-average British Pounds Sterling in the Trust, the Sponsor’s fee decreased from $133,854 for the three months ended January 31, 2011 to $97,138 for the three months ended January 31, 2012. The only expense of the Trust during the three months ended January 31, 2012 was the Sponsor’s fee.

The Trust’s net loss for the three months ended January 31, 2012 was $60,359 due to the Sponsor’s fee of $97,138 exceeding interest income of $36,779.

Cash dividends were not paid by the Trust during the three months ended January 31, 2011 and the three months ended January 31, 2012 as the Trust’s interest income did not exceed the Trust’s expenses during those periods.

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

The Trust maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) designed to ensure that material information relating to the Trust is recorded, processed and disclosed on a timely basis. The Trust’s disclosure controls and procedures are designed by or under the supervision of the Sponsor’s chief executive officer and chief financial officer, who exercise oversight over the Trust as the Trust has no officers. The chief executive officer and chief financial officer of the Sponsor have evaluated the effectiveness of the Trust’s disclosure controls and procedures as of January 31, 2012. Based on that evaluation, the chief executive officer and chief financial officer of the Sponsor have concluded that the disclosure controls and procedures of the Trust were effective as of the end of the period covered by this report.

There were no changes in the Trust’s internal control over financial reporting that occurred during the Trust’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

There have been no material changes from the risk factors disclosed in the “Risk Factors” section of the Trust’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on January 13, 2012.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a) None.

(b) Not applicable.

(c) During the quarter ended January 31, 2012, 1 Basket (50,000 Shares registered pursuant to Section 12 of the Securities Exchange Act of 1934) was redeemed by the Trust, as follows:

Period	Total Number of Registered Shares Redeemed	Average Price Per Share
11/01/2011 – 11/30/2011	—	$—
12/01/2011 – 12/31/2011	50,000	$154.04
01/01/2012 – 01/31/2012	—	$—

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	(Removed and Reserved)

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.	Description

4.1	Global Amendment to Depository Trust Agreement.

31.1	Certification by Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CURRENCYSHARES® BRITISH POUND STERLING TRUST

	By:	Rydex Specialized Products LLC
Sponsor of the CurrencyShares® British Pound Sterling Trust

Date: March 12, 2012		By:	/s/ JOSEPH ARRUDA
Joseph Arruda
Chief Financial Officer
(principal financial officer)