Form 10-Q
period 2012-04-30
CURRENCYSHARES BRITISH POUND STERLING TRUST
filed 2012-06-11
CIK 1353611

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2012

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to ____

Commission File Number 001-32906

CurrencyShares® British Pound Sterling Trust

Sponsored by Guggenheim Specialized Products, LLC,

d/b/a Guggenheim Investments

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

CURRENCYSHARES® BRITISH POUND STERLING TRUST

INDEX

Caption	Page

PART I FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Statements of Financial Condition at April 30, 2012 and October 31, 2011	2

Statements of Income and Comprehensive Income for the three months ended April 30, 2012, the three months ended April 30, 2011, the six months ended April 30, 2012 and the six months ended April 30, 2011	3

Statements of Changes in Shareholders’ Equity for the six months ended April 30, 2012 and the year ended October 31, 2011	4

Statements of Cash Flows for the six months ended April 30, 2012 and the six months ended April 30, 2011	5

Notes to Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3. Quantitative and Qualitative Disclosures about Market Risk	14

Item 4. Controls and Procedures	14

Part II OTHER INFORMATION

Item 1. Legal Proceedings	15

Item 1A. Risk Factors	15

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 3. Defaults Upon Senior Securities	15

Item 4. (Removed and Reserved)	15

Item 5. Other Information	15

Item 6. Exhibits	16

SIGNATURES	17

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

CurrencyShares® British Pound Sterling Trust

Statements of Financial Condition

	April 30, 2012 (Unaudited)	October 31, 2011
Assets
Current Assets:
British Pound Sterling deposits, interest bearing	$104,635,691	$96,130,250
British Pound Sterling deposits, non-interest bearing	—	—
Receivable from accrued interest	10,329	15,791

Total Current Assets	$104,646,020	$96,146,041

Liabilities, Redeemable Capital Shares and Shareholders’ Equity
Current Liabilities:
Accrued Sponsor’s fee	$35,710	$36,606

Total Current Liabilities	35,710	36,606

Commitments and Contingent Liabilities (note 8)	—	—
Redeemable Capital Shares, at redemption value, no par value, 13,000,000 authorized – 650,000 and 600,000 issued and outstanding, respectively	104,610,310	96,109,435
Shareholders’ Equity:
Retained Earnings	—	—
Cumulative Translation Adjustment	—	—

Total Liabilities, Redeemable Capital Shares and Shareholders’ Equity	$104,646,020	$96,146,041

See Notes to Financial Statements.

CurrencyShares® British Pound Sterling Trust

Statements of Income and Comprehensive Income

(Unaudited)

	Three months ended April 30, 2012	Three months ended April 30, 2011	Six months ended April 30, 2012	Six months ended April 30, 2011
Income
Interest Income	$28,519	$48,497	$65,298	$96,444

Total Income	28,519	48,497	65,298	96,444

Expenses
Sponsor’s fee	(94,016)	(131,142)	(191,154)	(264,996)

Total Expenses	(94,016)	(131,142)	(191,154)	(264,996)
Net Loss	$(65,497)	$(82,645)	$(125,856)	$(168,552)

Other Comprehensive Loss:
Currency translation adjustment	(1,491)	(2,362)	(2,053)	(3,677)

Total Comprehensive Loss	$(66,988)	$(85,007)	$(127,909)	$(172,229)

Basic and Diluted Earnings per Share	$(0.11)	$(0.10)	$(0.20)	$(0.20)
Weighted-average Shares Outstanding	606,667	832,584	614,835	840,331
Cash Dividends per Share	$—	$—	$—	$—

See Notes to Financial Statements.

CurrencyShares® British Pound Sterling Trust

Statements of Changes in Shareholders’ Equity

	Six months ended April 30, 2012 (Unaudited)	Year ended October 31, 2011
Retained Earnings, Beginning of Period	$—	$—
Net Loss	(125,856)	(305,983)
Adjustment of redeemable capital shares to redemption value	125,856	305,983

Retained Earnings, End of Period	$—	$—

Cumulative Translation Adjustment, Beginning of Period	$—	$—
Currency translation adjustment	(2,053)	(5,138)
Adjustment of redeemable capital shares to redemption value	2,053	5,138

Cumulative Translation Adjustment, End of Period	$—	$—

See Notes to Financial Statements.

CurrencyShares® British Pound Sterling Trust

Statements of Cash Flows

(Unaudited)

	Six months ended April 30, 2012	Six months ended April 30, 2011
Cash flows from operating activities
Cash received for accrued income	$70,748	$95,189
Cash paid for expenses	(192,248)	(265,249)

Net cash used in operating activities	(121,500)	(170,060)

Cash flows from financing activities
Cash received to purchase redeemable shares	31,242,417	79,517,850
Cash paid to redeem redeemable shares	(23,432,625)	(55,656,012)

Net cash provided by financing activities	7,809,792	23,861,838

Adjustment to period cash flows due to currency movement	817,149	5,834,962

Increase in cash	8,505,441	29,526,740
Cash at beginning of period	96,130,250	111,364,930

Cash at end of period	$104,635,691	$140,891,670

Reconciliation of net loss to net cash used in operating activities

Net loss	$(125,856)	$(168,552)
Adjustments to reconcile net loss to net cash used in operating activities:
Receivable from accrued interest	(10,329)	(18,262)
Prior period receivable from accrued interest	15,791	16,264
Currency translation adjustment	(210)	(1,200)
Accrued sponsor fee	35,710	46,317
Prior period accrued sponsor fee	(36,606)	(44,627)

Net cash used in operating activities	$(121,500)	$(170,060)

See Notes to Financial Statements.

CurrencyShares® British Pound Sterling Trust

Notes to Financial Statements

(Unaudited)

1.	Organization and Description of the Trust

The CurrencyShares® British Pound Sterling Trust (the “Trust”) was formed under the laws of the State of New York on June 8, 2006 when Guggenheim Specialized Products, LLC (formerly known as Rydex Specialized Products LLC) d/b/a “Guggenheim Investments” (the “Sponsor”) deposited 100 British Pounds Sterling in the Trust’s primary deposit account held by JPMorgan Chase Bank N.A., London Branch (the “Depository”). The Sponsor is a Delaware limited liability company whose sole member is Security Investors, LLC. (also d/b/a “Guggenheim Investments”). The Sponsor is responsible for, among other things, overseeing the performance of The Bank of New York Mellon (the “Trustee”) and the Trust’s principal service providers, including the preparation of financial statements. The Trustee is responsible for the day-to-day administration of the Trust.

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

British Pound Sterling principal deposits are held in a British Pound Sterling-denominated, interest-bearing demand account. For the six months ended April 30, 2012, there were British Pound Sterling principal deposits of 19,831,419 British Pound Sterling principal redemptions of 14,874,079 and British Pound Sterling withdrawals (to pay expenses) of 77,123 resulting in an ending British Pound Sterling principal balance of 64,436,752. This equates to 104,635,691 USD. For the year ended October 31, 2011, there were British Pound Sterling principal deposits of 74,541,458, British Pound Sterling principal redemptions of 84,444,838 and British Pound Sterling withdrawals (to pay expenses) of 195,508 resulting in an ending British Pound Sterling principal balance of 59,556,535. This equates to 96,130,250 USD.

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

Activity in redeemable capital Shares is as follows:

	Six months ended April 30, 2012 (Unaudited)		Year ended October 31, 2011
	Shares	U.S. Dollar Amount	Shares	U.S. Dollar Amount
Opening balance	600,000	$96,109,435	700,000	$111,336,567
Shares issued	200,000	31,242,417	750,000	119,639,040
Shares redeemed	(150,000)	(23,432,625)	(850,000)	(135,533,965)
Adjustment to period Shares due to currency movement and other	—	691,083	—	667,793

Ending balance	650,000	$104,610,310	600,000	$96,109,435

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

Neither Guggenheim Specialized Products, LLC d/b/a Guggenheim Investments (the “Sponsor”), nor any other person assumes responsibility for the accuracy or completeness of forward-looking statements contained in this report. The forward-looking statements are made as of the date of this report, and will not be revised or updated to reflect actual results or changes in the Sponsor’s expectations or predictions.

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

FXB Price Movement

Liquidity

The Sponsor is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to the Trust’s liquidity needs. The Trust’s Depository, JPMorgan Chase Bank, N.A., London Branch, maintains two deposit accounts for the Trust, a primary deposit account that is expected to earn interest and a secondary deposit account which does not earn interest. Interest on the primary deposit account, if any, accrues daily and is paid monthly. The interest rate in effect as of April 30, 2012 was an annual nominal rate of 0.11%. The following chart provides the daily rate paid by the Depository since the Shares began trading:

FXB Daily Rate

In exchange for a fee, the Sponsor bears most of the expense incurred by the Trust. As a result, the only ordinary expense of the Trust during the periods covered by this report was the Sponsor’s fee. Each month the Depository deposits into the secondary deposit account accrued but unpaid interest, if any, and the Trustee withdraws British Pounds Sterling from the secondary deposit account to pay the accrued Sponsor’s fee for the previous month plus other Trust expenses, if any. When the interest deposited, if any, exceeds the sum of the Sponsor’s fee for the prior month plus other Trust expenses, if any, the Trustee converts the excess into USD at a prevailing market rate and distributes the USD as promptly as practicable to Shareholders on a pro-rata basis (in accordance with the number of Shares that they own). The Trust did not make any distributions during the quarter ended April 30, 2012.

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

The functional currency of the Trust is the British Pound Sterling in accordance with ASC 830, Foreign Currency Translation.

Results of Operations

As of October 31, 2011, the number of British Pounds Sterling owned by the Trust was 59,556,535, resulting in a redeemable capital share value of $96,109,435. During the six months ended April 30, 2012, an additional 200,000

Shares were created in exchange for 19,831,419 British Pounds Sterling, and 150,000 Shares were redeemed in exchange for 14,874,079 British Pounds Sterling. In addition, 77,123 British Pounds Sterling were withdrawn to pay the portion of sponsor fee that exceeded interest earned. As of April 30, 2012, the number of British Pounds Sterling owned by the Trust was 64,436,752, resulting in a redeemable capital Share value of $104,610,310.

An increase in the Trust’s redeemable capital Share value from $96,109,435 at October 31, 2011 to $104,610,310 at April 30, 2012, was primarily the result of an increase in the number of Shares outstanding from 600,000 at October 31, 2011 to 650,000 at April 30, 2012 coupled with an increase in the Closing Spot Rate from 1.6141 at October 31, 2011 to 1.6239 at April 30, 2012.

Interest income decreased from $48,497 for the three months ended April 30, 2011 to $28,519 for the three months ended April 30, 2012, and decreased from $96,444 for the six months ended April 30, 2011 to $65,298 for the six months ended April 30, 2012, attributable primarily to a decrease in the weighted-average British Pounds Sterling in the Trust.

The Sponsor’s fee accrues daily at an annual nominal rate of 0.40% of the British Pounds Sterling in the Trust. Due primarily to a decrease in the weighted-average British Pounds Sterling in the Trust, the Sponsor’s fee decreased from $131,142 for the three months ended April 30, 2011 to $94,016 for the three months ended April 30, 2012, and decreased from $264,996 for the six months ended April 30, 2011 to $191,154 for the six months ended April 30, 2012. The only expense of the Trust during the three months and six months ended April 30, 2012 was the Sponsor’s fee.

The Trust’s net loss for the three months ended April 30, 2012 was $65,497 due to the Sponsor’s fee of $94,016 exceeding interest income of $28,519. The Trust’s net loss for the six months ended April 30, 2012 was $125,856 due to the Sponsor’s fee of $191,154 exceeding interest income of $65,298.

Cash dividends were not paid by the Trust during the three months ended April 30, 2011, the three months ended April 30, 2012, the six months ended April 30, 2011 and the three months ended April 30, 2012, as the Trust’s interest income did not exceed the Trust’s expenses during those periods.

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

The Trust maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) designed to ensure that material information relating to the Trust is recorded, processed and disclosed on a timely basis. The Trust’s disclosure controls and procedures are designed by or under the supervision of the Sponsor’s chief executive officer and chief financial officer, who exercise oversight over the Trust as the Trust has no officers. The chief executive officer and chief financial officer of the Sponsor have evaluated the effectiveness of the Trust’s disclosure controls and procedures as of April 30, 2012. Based on that evaluation, the chief executive officer and chief financial officer of the Sponsor have concluded that the disclosure controls and procedures of the Trust were effective as of the end of the period covered by this report.

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

(a) None.

(b) Not applicable.

(c) During the quarter ended April 30, 2012, 2 Baskets (100,000 Shares registered pursuant to Section 12 of the Securities Exchange Act of 1934) were redeemed by the Trust, as follows:

Period	Total Number of Registered Shares Redeemed	Average Price Per Share
02/01/2012 – 02/29/2012	50,000	$157.08
03/01/2012 – 03/31/2012	—	$—
04/01/2012 – 04/30/2012	50,000	$159.74

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	(Removed and Reserved)

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.	Description

4.1	Participant Agreement dated as of March 25, 2010 among Knight Clearing Services, LLC, The Bank of New York and Rydex Specialized Products LLC (together with the Schedule pursuant to Instruction 2 to Item 601 of Regulation S-K)

31.1	Certification by Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CURRENCYSHARES® BRITISH POUND STERLING TRUST

	By	Guggenheim Specialized Products, LLC
Sponsor of the CurrencyShares® British Pound Sterling Trust

Date: June 11, 2012		By:	/S/ JOSEPH ARRUDA
Joseph Arruda
Chief Financial Officer
(principal financial officer)