Form 10-Q
period 2012-07-31
CURRENCYSHARES BRITISH POUND STERLING TRUST
filed 2012-09-10
CIK 1353611

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2012

or

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

CURRENCYSHARES® BRITISH POUND STERLING TRUST

INDEX

Caption	Page

PART I FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Statements of Financial Condition at July 31, 2012 and October 31, 2011	2

Statements of Income and Comprehensive Income for the three months ended July 31, 2012, the three months ended July 31, 2011, the nine months ended July 31, 2012 and the nine months ended July 31, 2011	3

Statements of Changes in Shareholders’ Equity for the nine months ended July 31, 2012 and the year ended October 31, 2011	4

Statements of Cash Flows for the nine months ended July 31, 2012 and the nine months ended July 31, 2011	5

Notes to Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3. Quantitative and Qualitative Disclosures about Market Risk	14

Item 4. Controls and Procedures	14

Part II OTHER INFORMATION

Item 1. Legal Proceedings	15

Item 1A. Risk Factors	15

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 3. Defaults Upon Senior Securities	15

Item 4. (Removed and Reserved)	15

Item 5. Other Information	15

Item 6. Exhibits	16

SIGNATURES	17

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CurrencyShares® British Pound Sterling Trust

Statements of Financial Condition

	July 31, 2012 (Unaudited)	October 31, 2011
Assets
Current Assets:
British Pound Sterling deposits, interest bearing	$85,366,005	$96,130,250
British Pound Sterling deposits, non-interest bearing	—	—
Receivable from accrued interest	6,854	15,791

Total Current Assets	$85,372,859	$96,146,041

Liabilities, Redeemable Capital Shares and Shareholders’ Equity
Current Liabilities:
Accrued Sponsor’s fee	$28,919	$36,606

Total Current Liabilities	28,919	36,606

Commitments and Contingent Liabilities (note 8)	—	—

Redeemable Capital Shares, at redemption value, no par value, 13,000,000 authorized – 550,000 and 600,000 issued and outstanding, respectively	85,343,940	96,109,435
Shareholders’ Equity:
Retained Earnings	—	—
Cumulative Translation Adjustment	—	—

Total Liabilities, Redeemable Capital Shares and Shareholders’ Equity	$85,372,859	$96,146,041

See Notes to Financial Statements.

CurrencyShares® British Pound Sterling Trust

Statements of Income and Comprehensive Income

(Unaudited)

	Three months ended July 31, 2012	Three months ended July 31, 2011	Nine months ended July 31, 2012	Nine months ended July 31, 2011
Income
Interest Income	$25,715	$50,099	$91,013	$146,543

Total Income	25,715	50,099	91,013	146,543

Expenses
Sponsor’s fee	(94,266)	(127,250)	(285,421)	(392,246)

Total Expenses	(94,266)	(127,250)	(285,421)	(392,246)

Net Loss	$(68,551)	$(77,151)	$(194,408)	$(245,703)

Other Comprehensive Income/(Loss):
Currency translation adjustment	79	(850)	(1,974)	(4,527)

Total Comprehensive Loss	$(68,472)	$(78,001)	$(196,382)	$(250,230)

Basic and Diluted Earnings per Share	$(0.11)	$(0.10)	$(0.32)	$(0.30)
Weighted-average Shares Outstanding	602,174	778,804	610,584	819,597

Cash Dividends per Share	$—	$—	$—	$—

See Notes to Financial Statements.

CurrencyShares® British Pound Sterling Trust

Statements of Changes in Shareholders’ Equity

	Nine months ended July 31, 2012 (Unaudited)	Year ended October 31, 2011
Retained Earnings, Beginning of Period	$—	$—
Net Loss	(194,408)	(305,983)
Adjustment of redeemable capital shares to redemption value	194,408	305,983

Retained Earnings, End of Period	$—	$—

Cumulative Translation Adjustment, Beginning of Period	$—	$—
Currency translation adjustment	(1,974)	(5,138)
Adjustment of redeemable capital shares to redemption value	1,974	5,138

Cumulative Translation Adjustment, End of Period	$—	$—

See Notes to Financial Statements.

CurrencyShares® British Pound Sterling Trust

Statements of Cash Flows

(Unaudited)

	Nine months ended July 31, 2012	Nine months ended July 31, 2011
Cash flows from operating activities
Cash received for accrued income	$99,559	$148,361
Cash paid for expenses	(292,064)	(401,012)

Net cash used in operating activities	(192,505)	(252,651)

Cash flows from financing activities
Cash received to purchase redeemable shares	38,991,696	79,925,583
Cash paid to redeem redeemable shares	(46,778,260)	(95,850,008)

Net cash used in financing activities	(7,786,564)	(15,924,425)
Adjustment to period cash flows due to currency movement	(2,785,176)	2,631,083

Decrease in cash	(10,764,245)	(13,545,993)
Cash at beginning of period	96,130,250	111,364,930

Cash at end of period	$85,366,005	$97,818,937

Reconciliation of net loss to net cash used in operating activities

Net Loss	$(194,408)	$(245,703)
Adjustments to reconcile net loss to net cash used in operating activities:
Receivable from accrued interest	(6,854)	(14,823)
Prior period receivable from accrued interest	15,791	16,264
Currency translation adjustment	653	(743)
Accrued sponsor fee	28,919	36,981
Prior period accrued sponsor fee	(36,606)	(44,627)

Net cash used in operating activities	$(192,505)	$(252,651)

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

British Pound Sterling principal deposits are held in a British Pound Sterling-denominated, interest-bearing demand account. For the nine months ended July 31, 2012, there were British Pound Sterling principal deposits of 24,786,533 British Pound Sterling principal redemptions of 29,736,356 and British Pound Sterling withdrawals (to pay expenses) of 122,372 resulting in an ending British Pound Sterling principal balance of 54,484,340. This equates to 85,366,005 USD. For the year ended October 31, 2011, there were British Pound Sterling principal deposits of 74,541,458, British Pound Sterling principal redemptions of 84,444,838 and British Pound Sterling withdrawals (to pay expenses) of 195,508 resulting in an ending British Pound Sterling principal balance of 59,556,535. This equates to 96,130,250 USD.

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

Activity in redeemable capital Shares is as follows:

	Nine months ended July 31, 2012 (Unaudited)		Year ended October 31, 2011
	Shares	U.S. Dollar Amount	Shares	U.S. Dollar Amount
Opening balance	600,000	$96,109,435	700,000	$111,336,567
Shares issued	250,000	38,991,696	750,000	119,639,040
Shares redeemed	(300,000)	(46,778,260)	(850,000)	(135,533,965)
Adjustment to period Shares due to currency movement and other	—	(2,978,931)	—	667,793

Ending balance	550,000	$85,343,940	600,000	$96,109,435

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

Liquidity

The Sponsor is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to the Trust’s liquidity needs. The Trust’s Depository, JPMorgan Chase Bank, N.A., London Branch, maintains two deposit accounts for the Trust, a primary deposit account that is expected to earn interest and a secondary deposit account which does not earn interest. Interest on the primary deposit account, if any, accrues daily and is paid monthly. The interest rate in effect as of July 31, 2012 was an annual nominal rate of 0.09%. The following chart provides the daily rate paid by the Depository since the Shares began trading:

In exchange for a fee, the Sponsor bears most of the expense incurred by the Trust. As a result, the only ordinary expense of the Trust during the periods covered by this report was the Sponsor’s fee. Each month the Depository deposits into the secondary deposit account accrued but unpaid interest, if any, and the Trustee withdraws British Pounds Sterling from the secondary deposit account to pay the accrued Sponsor’s fee for the previous month plus other Trust expenses, if any. When the interest deposited, if any, exceeds the sum of the Sponsor’s fee for the prior month plus other Trust expenses, if any, the Trustee converts the excess into USD at a prevailing market rate and distributes the USD as promptly as practicable to Shareholders on a pro-rata basis (in accordance with the number of Shares that they own). The Trust did not make any distributions during the quarter ended July 31, 2012.

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

The functional currency of the Trust is the British Pound Sterling in accordance with ASC 830, Foreign Currency Translation.

Results of Operations

As of October 31, 2011, the number of British Pounds Sterling owned by the Trust was 59,556,535, resulting in a redeemable capital share value of $96,109,435. During the nine months ended July 31, 2012, an additional 250,000

Shares were created in exchange for 24,786,533 British Pounds Sterling, and 300,000 Shares were redeemed in exchange for 29,736,356 British Pounds Sterling. In addition, 122,372 British Pounds Sterling were withdrawn to pay the portion of sponsor fee that exceeded interest earned. As of July 31, 2012, the number of British Pounds Sterling owned by the Trust was 54,484,340, resulting in a redeemable capital Share value of $85,343,940.

A decrease in the Trust’s redeemable capital Share value from $96,109,435 at October 31, 2011 to $85,343,940 at July 31, 2012, was primarily the result of a decrease in the number of Shares outstanding from 600,000 at October 31, 2011 to 550,000 at July 31, 2012 coupled with a decrease in the Closing Spot Rate from 1.6141 at October 31, 2011 to 1.5668 at July 31, 2012.

Interest income decreased from $50,099 for the three months ended July 31, 2011 to $25,715 for the three months ended July 31, 2012, and decreased from $146,543 for the nine months ended July 31, 2011 to $91,013 for the nine months ended July 31, 2012, attributable primarily to a decrease in the weighted-average British Pounds Sterling in the Trust.

The Sponsor’s fee accrues daily at an annual nominal rate of 0.40% of the British Pounds Sterling in the Trust. Due primarily to a decrease in the weighted-average British Pounds Sterling in the Trust, the Sponsor’s fee decreased from $127,250 for the three months ended July 31, 2011 to $94,266 for the three months ended July 31, 2012, and decreased from $392,246 for the nine months ended July 31, 2011 to $285,421 for the nine months ended July 31, 2012. The only expense of the Trust during the three months and nine months ended July 31, 2012 was the Sponsor’s fee.

The Trust’s net loss for the three months ended July 31, 2012 was $68,551 due to the Sponsor’s fee of $94,266 exceeding interest income of $25,715. The Trust’s net loss for the nine months ended July 31, 2012 was $194,408 due to the Sponsor’s fee of $285,421 exceeding interest income of $91,013.

Cash dividends were not paid by the Trust during the three months ended July 31, 2011, the three months ended July 31, 2012, the nine months ended July 31, 2011 and the three months ended July  31, 2012, as the Trust’s interest income did not exceed the Trust’s expenses during those periods.

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

Item 4. Controls and Procedures

The Trust maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) designed to ensure that material information relating to the Trust is recorded, processed and disclosed on a timely basis. The Trust’s disclosure controls and procedures are designed by or under the supervision of the Sponsor’s chief executive officer and chief financial officer, who exercise oversight over the Trust as the Trust has no officers. The chief executive officer and chief financial officer of the Sponsor have evaluated the effectiveness of the Trust’s disclosure controls and procedures as of July 31, 2012. Based on that evaluation, the chief executive officer and chief financial officer of the Sponsor have concluded that the disclosure controls and procedures of the Trust were effective as of the end of the period covered by this report.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) None.

(b) Not applicable.

(c) During the quarter ended July 31, 2012, 3 Baskets (150,000 Shares registered pursuant to Section 12 of the Securities Exchange Act of 1934) were redeemed by the Trust, as follows:

Period	Total Number of Registered Shares Redeemed	Average Price Per Share
05/01/2012 – 05/31/2012	100,000	$155.36
06/01/2012 – 06/30/2012	50,000	$155.24
07/01/2012 – 07/31/2012	—	$—

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

CURRENCYSHARES®
BRITISH POUND STERLING TRUST
	By	Guggenheim Specialized Products, LLC
Sponsor of the CurrencyShares®
British Pound Sterling Trust

Date: September 10, 2012		By:	/s/ Joseph Arruda
Joseph Arruda
Chief Financial Officer
(principal financial officer)