Form 10-Q
period 2013-04-30
CURRENCYSHARES BRITISH POUND STERLING TRUST
filed 2013-06-07
CIK 1353611

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2013

or

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

CURRENCYSHARES® BRITISH POUND STERLING TRUST

INDEX

Caption	Page

PART I FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Statements of Financial Condition at April 30, 2013 and October 31, 2012	2

Statements of Comprehensive Income for the three months ended April 30, 2013, the three months ended April 30, 2012, the six months ended April 30, 2013 and the six months ended April 30, 2012	3

Statements of Changes in Shareholders’ Equity for the six months ended April 30, 2013 and the year ended October 31, 2012	4

Statements of Cash Flows for the six months ended April 30, 2013 and the six months ended April 30, 2012	5

Notes to Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3. Quantitative and Qualitative Disclosures about Market Risk	14

Item 4. Controls and Procedures	14

Part II OTHER INFORMATION

Item 1. Legal Proceedings	15

Item 1A. Risk Factors	15

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 3. Defaults Upon Senior Securities	15

Item 4. Mine Safety Disclosure	15

Item 5. Other Information	15

Item 6. Exhibits	16

SIGNATURES	17

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CurrencyShares® British Pound Sterling Trust

Statements of Financial Condition

	April 30, 2013 (Unaudited)	October 31, 2012
Assets
Current Assets:
British Pound Sterling deposits, interest bearing	$92,274,276	$71,759,412
British Pound Sterling deposits, non-interest bearing	—	—
Receivable from accrued interest	4,863	3,969

Total Current Assets	$92,279,139	$71,763,381

Liabilities, Redeemable Capital Shares and Shareholders’ Equity
Current Liabilities:
Accrued Sponsor’s fee	$28,648	$24,570

Total Current Liabilities	28,648	24,570
Commitments and Contingent Liabilities (note 8)	—	—
Redeemable Capital Shares, at redemption value, no par value, 13,000,000 authorized – 600,000 and 450,000 issued and outstanding, respectively	92,250,491	71,738,811
Shareholders’ Equity:
Retained Earnings	—	—
Cumulative Translation Adjustment	—	—

Total Liabilities, Redeemable Capital Shares and Shareholders’ Equity	$92,279,139	$71,763,381

See Notes to Financial Statements.

CurrencyShares® British Pound Sterling Trust

Statements of Comprehensive Income

(Unaudited)

	Three months	Three months	Six months	Six months
	ended	ended	ended	ended
	April 30, 2013	April 30, 2012	April 30, 2013	April 30, 2012
Income
Interest Income	$10,999	$28,519	$20,199	$65,298

Total Income	10,999	28,519	20,199	65,298
Expenses
Sponsor’s fee	(69,852)	(94,016)	(138,788)	(191,154)

Total Expenses	(69,852)	(94,016)	(138,788)	(191,154)
Net Loss	$(58,853)	$(65,497)	$(118,589)	$(125,856)

Basic and Diluted Earnings per Share	$(0.12)	$(0.11)	$(0.26)	$(0.20)
Weighted-average Shares Outstanding	475,281	606,667	454,696	614,835
Cash Dividends per Share	$—	$—	$—	$—
Other Comprehensive Loss:
Currency translation adjustment	(1,008)	(1,491)	(394)	(2,053)

Total Comprehensive Loss	$(59,861)	$(66,988)	$(118,983)	$(127,909)

See Notes to Financial Statements.

CurrencyShares® British Pound Sterling Trust

Statements of Changes in Shareholders’ Equity

	Six months ended
	April 30, 2013	Year ended
	(Unaudited)	October 31, 2012
Retained Earnings, Beginning of Period	$—	$—
Net Loss	(118,589)	(262,827)
Adjustment of redeemable capital shares to redemption value	118,589	262,827

Retained Earnings, End of Period	$—	$—

Cumulative Translation Adjustment, Beginning of Period	$—	$—
Currency translation adjustment	(394)	(2,572)
Adjustment of redeemable capital shares to redemption value	394	2,572

Cumulative Translation Adjustment, End of Period	$—	$—

See Notes to Financial Statements.

CurrencyShares® British Pound Sterling Trust

Statements of Cash Flows

(Unaudited)

	Six months ended	Six months ended
	April 30, 2013	April 30, 2012
Cash flows from operating activities
Cash received for accrued income	$19,222	$70,748
Cash paid for expenses	(133,987)	(192,248)

Net cash used in operating activities	(114,765)	(121,500)
Cash flows from financing activities
Cash received to purchase redeemable shares	61,935,095	31,242,417
Cash paid to redeem redeemable shares	(38,720,876)	(23,432,625)

Net cash provided by financing activities	23,214,219	7,809,792
Adjustment to period cash flows due to currency movement	(2,584,590)	817,149

Increase in cash	20,514,864	8,505,441
Cash at beginning of period	71,759,412	96,130,250

Cash at end of period	$92,274,276	$104,635,691

Reconciliation of net loss to net cash used in operating activities
Net Loss	$(118,589)	$(125,856)
Adjustments to reconcile net loss to net cash used in operating activities:
Receivable from accrued interest	(4,863)	(10,329)
Prior period receivable from accrued interest	3,969	15,791
Currency translation adjustment	640	(210)
Accrued sponsor fee	28,648	35,710
Prior period accrued sponsor fee	(24,570)	(36,606)

Net cash used in operating activities	$(114,765)	$(121,500)

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

British Pound Sterling principal deposits are held in a British Pound Sterling-denominated, interest-bearing demand account. For the six months ended April 30, 2013, there were British Pound Sterling principal deposits of 39,534,722, British Pound Sterling principal redemptions of 24,716,504 and British Pound Sterling withdrawals (to pay expenses) of 73,257, resulting in an ending British Pound Sterling principal balance of 59,286,961. This equates to 92,274,276 USD. For the year ended October 31, 2012, there were British Pound Sterling principal deposits of 24,786,533, British Pound Sterling principal redemptions of 39,634,561 and British Pound Sterling withdrawals (to pay expenses) of 166,507, resulting in an ending British Pound Sterling principal balance of 44,542,000. This equates to 71,759,412 USD.

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

Activity in redeemable capital Shares is as follows:

	Six months ended
	April 30, 2013		Year ended
	(Unaudited)		October 31, 2012
	Shares	U.S. Dollar Amount	Shares	U.S. Dollar Amount
Opening balance	450,000	$71,738,811	600,000	$96,109,435
Shares issued	400,000	61,935,095	250,000	39,142,894
Shares redeemed	(250,000)	(38,720,876)	(400,000)	(62,590,899)
Adjustment to period Shares due to currency movement and other	—	(2,702,539)	—	(922,619)

Ending balance	600,000	$92,250,491	450,000	$71,738,811

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

Liquidity

The Sponsor is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to the Trust’s liquidity needs. The Trust’s Depository, JPMorgan Chase Bank, N.A., London Branch, maintains two deposit accounts for the Trust, a primary deposit account that is expected to earn interest and a secondary deposit account which does not earn interest. Interest on the primary deposit account, if any, accrues daily and is paid monthly. The interest rate in effect as of April 30, 2013 was an annual nominal rate of 0.06%. The following chart provides the daily rate paid by the Depository since the Shares began trading:

In exchange for a fee, the Sponsor bears most of the expense incurred by the Trust. As a result, the only ordinary expense of the Trust during the periods covered by this report was the Sponsor’s fee. Each month the Depository deposits into the secondary deposit account accrued but unpaid interest, if any, and the Trustee withdraws British Pounds Sterling from the secondary deposit account to pay the accrued Sponsor’s fee for the previous month plus other Trust expenses, if any. When the interest deposited, if any, exceeds the sum of the Sponsor’s fee for the prior month plus other Trust expenses, if any, the Trustee converts the excess into USD at a prevailing market rate and distributes the USD as promptly as practicable to Shareholders on a pro-rata basis (in accordance with the number of Shares that they own). The Trust did not make any distributions during the quarter ended April 30, 2013.

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

The functional currency of the Trust is the British Pound Sterling in accordance with ASC 830, Foreign Currency Translation.

Results of Operations

As of October 31, 2012, the number of British Pounds Sterling owned by the Trust was 44,542,000, resulting in a redeemable capital share value of $71,738,811. During the six months ended April 30, 2013, an additional 400,000 Shares were created in exchange for 39,534,722 British Pounds Sterling, and 250,000 Shares were redeemed in exchange for 24,716,504 British Pounds Sterling. In addition, 73,257 British Pounds Sterling were withdrawn to pay the portion of sponsor fee that exceeded interest earned. As of April 30, 2013, the number of British Pounds Sterling owned by the Trust was 59,286,961, resulting in a redeemable capital Share value of $92,250,491.

An increase in the Trust’s redeemable capital Share value from $71,738,811 at October 31, 2012 to $92,250,491 at April 30, 2013 was primarily the result of an increase in the number of Shares outstanding from 450,000 at October 31, 2012 to 600,000 at April 30, 2013. The increase in the Trust’s redeemable capital Share value was partially offset by a decrease in the Closing Spot Rate from 1.6111 at October 31, 2012 to 1.5564 at April 30, 2013.

Interest income decreased from $28,519 for the three months ended April 30, 2012 to $10,999 for the three months ended April 30, 2013, and decreased from $65,298 for the six months ended April 30, 2012 to $20,199 for the six months ended April 30, 2013, attributable primarily to a decrease in the weighted-average British Pounds Sterling in the Trust and a decrease in the annual nominal interest rate paid by the Depository, as set forth in the chart above.

The Sponsor’s fee accrues daily at an annual nominal rate of 0.40% of the British Pounds Sterling in the Trust. Due primarily to a decrease in the weighted-average British Pounds Sterling in the Trust, the Sponsor’s fee decreased from $94,016 for the three months ended April 30, 2012 to $69,852 for the three months ended April 30, 2013, and decreased from $191,154 for the six months ended April 30, 2012 to $138,788 for the six months ended April 30, 2013. The only expense of the Trust during the three months and six months ended April 30, 2012 was the Sponsor’s fee.

The Trust’s net loss for the three months ended April 30, 2013 was $58,853 due to the Sponsor’s fee of $69,852 exceeding interest income of $10,999. The Trust’s net loss for the six months ended April 30, 2013 was $118,589 due to the Sponsor’s fee of $138,788 exceeding interest income of $20,199.

Cash dividends were not paid by the Trust during the three months ended April 30, 2012, the three months ended April 30, 2013, the six months ended April 30, 2012 and the three months ended April 30, 2013, as the Trust’s interest income did not exceed the Trust’s expenses during those periods.

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

Item 4. Controls and Procedures

The Trust maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) designed to ensure that material information relating to the Trust is recorded, processed and disclosed on a timely basis. The Trust’s disclosure controls and procedures are designed by or under the supervision of the Sponsor’s chief executive officer and chief financial officer, who exercise oversight over the Trust as the Trust has no officers. The chief executive officer and chief financial officer of the Sponsor have evaluated the effectiveness of the Trust’s disclosure controls and procedures as of April 30, 2013. Based on that evaluation, the chief executive officer and chief financial officer of the Sponsor have concluded that the disclosure controls and procedures of the Trust were effective as of the end of the period covered by this report.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) None.

(b) Not applicable.

(c) During the quarter ended April 30, 2013, 2 Baskets (100,000 Shares registered pursuant to Section 12 of the Securities Exchange Act of 1934) were redeemed by the Trust, as follows:

Period	Total Number of Registered Shares Redeemed	Average Price Per Share
02/01/2013 – 02/28/2013	50,000	$152.65
03/01/2013 – 03/31/2013	—	$—
04/01/2013 – 04/30/2013	50,000	$150.60

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

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

CURRENCYSHARES®
BRITISH POUND STERLING TRUST

	By	Guggenheim Specialized Products, LLC
Sponsor of the CurrencyShares®
British Pound Sterling Trust

Date: June 7, 2013		By:	/s/ JOSEPH ARRUDA
Joseph Arruda
Chief Financial Officer
(principal financial officer)