Form 10-Q
period 2013-07-31
CURRENCYSHARES BRITISH POUND STERLING TRUST
filed 2013-09-06
CIK 1353611

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2013

or

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CurrencyShares® British Pound Sterling Trust

Statements of Financial Condition

	July 31, 2013 (Unaudited)	October 31, 2012
Assets
Current Assets:
British Pound Sterling deposits, interest bearing	$67,355,936	$71,759,412
British Pound Sterling deposits, non-interest bearing	—	—
Receivable from accrued interest	3,530	3,969

Total Current Assets	$67,359,466	$71,763,381

Liabilities, Redeemable Capital Shares and Shareholders’ Equity
Current Liabilities:
Accrued Sponsor’s fee	$23,044	$24,570

Total Current Liabilities	23,044	24,570
Commitments and Contingent Liabilities (note 8)	—	—
Redeemable Capital Shares, at redemption value, no par value, 13,000,000 authorized – 450,000 issued and outstanding, respectively	67,336,422	71,738,811
Shareholders’ Equity:
Retained Earnings	—	—
Cumulative Translation Adjustment	—	—

Total Liabilities, Redeemable Capital Shares and Shareholders’ Equity	$67,359,466	$71,763,381

See Notes to Financial Statements.

CurrencyShares® British Pound Sterling Trust

Statements of Comprehensive Income

(Unaudited)

	Three months ended July 31, 2013	Three months ended July 31, 2012	Nine months ended July 31, 2013	Nine months ended July 31, 2012
Income
Interest Income	$11,763	$25,715	$31,962	$91,013

Total Income	11,763	25,715	31,962	91,013
Expenses
Sponsor’s fee	(77,839)	(94,266)	(216,626)	(285,421)

Total Expenses	(77,839)	(94,266)	(216,626)	(285,421)
Net Loss	$(66,076)	$(68,551)	$(184,664)	$(194,408)

Basic and Diluted Earnings per Share	$(0.13)	$(0.11)	$(0.39)	$(0.32)
Weighted-average Shares Outstanding	509,239	602,174	473,077	610,584
Cash Dividends per Share	$—	$—	$—	$—
Other Comprehensive Income/(Loss):
Currency translation adjustment	620	79	225	(1,974)

Total Comprehensive Loss	$(65,456)	$(68,472)	$(184,439)	$(196,382)

See Notes to Financial Statements.

CurrencyShares® British Pound Sterling Trust

Statements of Changes in Shareholders’ Equity

	Nine months ended
	July 31, 2013	Year ended
	(Unaudited)	October 31, 2012
Retained Earnings, Beginning of Period	$—	$—
Net Loss	(184,664)	(262,827)
Adjustment of redeemable capital shares to redemption value	184,664	262,827

Retained Earnings, End of Period	$—	$—

Cumulative Translation Adjustment, Beginning of Period	$—	$—
Currency translation adjustment	225	(2,572)
Adjustment of redeemable capital shares to redemption value	(225)	2,572

Cumulative Translation Adjustment, End of Period	$—	$—

See Notes to Financial Statements.

CurrencyShares® British Pound Sterling Trust

Statements of Cash Flows

(Unaudited)

	Nine months ended	Nine months ended
	July 31, 2013	July 31, 2012
Cash flows from operating activities
Cash received for accrued income	$32,259	$99,559
Cash paid for expenses	(216,987)	(292,064)

Net cash used in operating activities	(184,728)	(192,505)
Cash flows from financing activities
Cash received to purchase redeemable shares	92,152,766	38,991,696
Cash paid to redeem redeemable shares	(92,144,335)	(46,778,260)

Net cash provided by/(used in) financing activities	8,431	(7,786,564)
Adjustment to period cash flows due to currency movement	(4,227,179)	(2,785,176)

Decrease in cash	(4,403,476)	(10,764,245)
Cash at beginning of period	71,759,412	96,130,250

Cash at end of period	$67,355,936	$85,366,005

Reconciliation of net loss to net cash used in operating activities
Net Loss	$(184,664)	$(194,408)
Adjustments to reconcile net loss to net cash used in operating activities:
Receivable from accrued interest	(3,530)	(6,854)
Prior period receivable from accrued interest	3,969	15,791
Currency translation adjustment	1,023	653
Accrued sponsor fee	23,044	28,919
Prior period accrued sponsor fee	(24,570)	(36,606)

Net cash used in operating activities	$(184,728)	$(192,505)

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

3. British Pound Sterling Deposits

British Pound Sterling principal deposits are held in a British Pound Sterling-denominated, interest-bearing demand account. For the nine months ended July 31, 2013, there were British Pound Sterling principal deposits of 59,285,104, British Pound Sterling principal redemptions of 59,279,680 and British Pound Sterling withdrawals (to pay expenses) of 118,842, resulting in an ending British Pound Sterling principal balance of 44,428,582. This equates to 67,355,936 USD. For the year ended October 31, 2012, there were British Pound Sterling principal deposits of 24,786,533, British Pound Sterling principal redemptions of 39,634,561 and British Pound Sterling withdrawals (to pay expenses) of 166,507, resulting in an ending British Pound Sterling principal balance of 44,542,000. This equates to 71,759,412 USD.

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

Activity in redeemable capital Shares is as follows:

	Nine months ended
	July 31, 2013		Year ended
	(Unaudited)		October 31, 2012
	Shares	U.S. Dollar Amount	Shares	U.S. Dollar Amount
Opening balance	450,000	$71,738,811	600,000	$96,109,435
Shares issued	600,000	92,152,766	250,000	39,142,894
Shares redeemed	(600,000)	(92,144,335)	(400,000)	(62,590,899)
Adjustment to period Shares due to currency movement and other	—	(4,410,820)	—	(922,619)

Ending balance	450,000	$67,336,422	450,000	$71,738,811

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

Liquidity

The Sponsor is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to the Trust’s liquidity needs. The Trust’s Depository, JPMorgan Chase Bank, N.A., London Branch, maintains two deposit accounts for the Trust, a primary deposit account that is expected to earn interest and a secondary deposit account which does not earn interest. Interest on the primary deposit account, if any, accrues daily and is paid monthly. The interest rate in effect as of July 31, 2013 was an annual nominal rate of 0.06%. The following chart provides the daily rate paid by the Depository since the Shares began trading:

In exchange for a fee, the Sponsor bears most of the expense incurred by the Trust. As a result, the only ordinary expense of the Trust during the periods covered by this report was the Sponsor’s fee. Each month the Depository deposits into the secondary deposit account accrued but unpaid interest, if any, and the Trustee withdraws British Pounds Sterling from the secondary deposit account to pay the accrued Sponsor’s fee for the previous month plus other Trust expenses, if any. When the interest deposited, if any, exceeds the sum of the Sponsor’s fee for the prior month plus other Trust expenses, if any, the Trustee converts the excess into USD at a prevailing market rate and distributes the USD as promptly as practicable to Shareholders on a pro-rata basis (in accordance with the number of Shares that they own). The Trust did not make any distributions during the quarter ended July 31, 2013.

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

The functional currency of the Trust is the British Pound Sterling in accordance with ASC 830, Foreign Currency Translation.

Results of Operations

As of October 31, 2012, the number of British Pounds Sterling owned by the Trust was 44,542,000, resulting in a redeemable capital share value of $71,738,811. During the nine months ended July 31, 2013, an additional 600,000 Shares were created in exchange for 59,285,104 British Pounds Sterling, and 600,000 Shares were redeemed in exchange for 59,279,680 British Pounds Sterling. In addition, 118,842 British Pounds Sterling were withdrawn to pay the portion of sponsor fee that exceeded interest earned. As of July 31, 2013, the number of British Pounds Sterling owned by the Trust was 44,428,582, resulting in a redeemable capital Share value of $67,336,422.

A decrease in the Trust’s redeemable capital Share value from $71,738,811 at October 31, 2012 to $67,336,422 at July 31, 2013 was primarily the result of a decrease in the Closing Spot Rate from 1.6111 at October 31, 2012 to 1.5161 at July 31, 2013.

Interest income decreased from $25,715 for the three months ended July 31, 2012 to $11,763 for the three months ended July 31, 2013, and decreased from $91,013 for the nine months ended July 31, 2012 to $31,962 for the nine months ended July 31, 2013, attributable primarily to a decrease in the weighted-average British Pounds Sterling in the Trust and a decrease in the annual nominal interest rate paid by the Depository, as set forth in the chart above.

The Sponsor’s fee accrues daily at an annual nominal rate of 0.40% of the British Pounds Sterling in the Trust. Due primarily to a decrease in the weighted-average British Pounds Sterling in the Trust, the Sponsor’s fee decreased from $94,266 for the three months ended July 31, 2012 to $77,839 for the three months ended July 31, 2013, and decreased from $285,421 for the nine months ended July 31, 2012 to $216,626 for the nine months ended July 31, 2013. The only expense of the Trust during the three and nine months ended July 31, 2012 was the Sponsor’s fee.

The Trust’s net loss for the three months ended July 31, 2013 was $66,076 due to the Sponsor’s fee of $77,839 exceeding interest income of $11,763. The Trust’s net loss for the nine months ended July 31, 2013 was $184,664 due to the Sponsor’s fee of $216,626 exceeding interest income of $31,962.

Cash dividends were not paid by the Trust during the three months ended July 31, 2012 and 2013 or the nine months ended July 31, 2012 and 2013, as the Trust’s interest income did not exceed the Trust’s expenses during those periods.

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

Item 4. Controls and Procedures

The Trust maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) designed to ensure that material information relating to the Trust is recorded, processed and disclosed on a timely basis. The Trust’s disclosure controls and procedures are designed by or under the supervision of the Sponsor’s chief executive officer and chief financial officer, who exercise oversight over the Trust as the Trust has no officers. The chief executive officer and chief financial officer of the Sponsor have evaluated the effectiveness of the Trust’s disclosure controls and procedures as of July 31, 2013. Based on that evaluation, the chief executive officer and chief financial officer of the Sponsor have concluded that the disclosure controls and procedures of the Trust were effective as of the end of the period covered by this report.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) None.

(b) Not applicable.

(c) During the quarter ended July 31, 2013, 7 Baskets (350,000 Shares registered pursuant to Section 12 of the Securities Exchange Act of 1934) were redeemed by the Trust, as follows:

Period	Total Number of Registered Shares Redeemed	Average Price Per Share
05/01/2013 – 05/31/2013	150,000	$150.33
06/01/2013 – 06/30/2013	150,000	$152.69
07/01/2013 – 07/31/2013	50,000	$149.78

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description

3.1	Certificate of Formation of Guggenheim Specialized Products, LLC dated September 14, 2005, incorporated herein by reference to Exhibit 3.1 to the Registration Statement on Form S-1 (File number 333-132361) filed by the Trust on March 13, 2006.

3.2	Amendment to Certificate of Formation of Guggenheim Specialized Products, LLC dated March 27, 2012, incorporated herein by reference to Exhibit 3.2 to the Annual Report on Form 10-K filed by the Trust on January 14, 2013.

3.3	Limited Liability Company Agreement of Guggenheim Specialized Products, LLC, incorporated herein by reference to Exhibit 3.2 to the Registration Statement on Form S-1 (File number 333-132361) filed by the Trust on March 13, 2006.

4.1	Depositary Trust Agreement dated as of June 8, 2006 among Guggenheim Specialized Products, LLC, The Bank of New York, all registered owners and beneficial owners of British Pound Sterling Currency Shares issued thereunder and all depositors, incorporated herein by reference to Exhibit 4.1 to the Annual Report on Form 10K/A filed by the Trust on March 10, 2011.

4.2	Amendment to Depositary Trust Agreement dated as of November 13, 2008 between Guggenheim Specialized Products, LLC and The Bank of New York Mellon, incorporated herein by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q filed by the Trust on September 9, 2010.

4.3	Amendment to Depositary Trust Agreement dated as of March 6, 2012 between Guggenheim Specialized Products, LLC and The Bank of New York Mellon, incorporated herein by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q filed by the Trust on March 12, 2012.

4.4	Participant Agreement dated as of March 25, 2010 among Knight Clearing Services, LLC, The Bank of New York, and Guggenheim Specialized Products, LLC (together with Schedule pursuant to Instruction 2 to Item 601 of Regulation S-K), incorporated herein by reference to Exhibit 4.4 to the Annual Report on Form 10-K filed by the Trust on January 14, 2013.

4.5	Amendment to Participant Agreements dated as of December 9, 2010 between The Bank of New York Mellon, the trusts set forth on Schedule A thereto and Guggenheim Specialized Products, LLC, incorporated herein by reference to Exhibit 4.4 to the Annual Report on Form 10K/A filed by the Trust on March 10, 2011.

4.6	Amendment to Participant Agreements dated as of January 15, 2011 between The Bank of New York, the trusts set forth on Schedule A thereto and Guggenheim Specialized Products, LLC, incorporated herein by reference to Exhibit 4.5 to the Annual Report on Form 10K/A filed by the Trust on March 10, 2011.

10.1	Deposit Account Agreement dated as of June 8, 2006 between The Bank of New York and the London Branch of JPMorgan Chase Bank, N.A., incorporated herein by reference to Exhibit 10.1 to the Annual Report on Form 10K/A filed by the Trust on March 10, 2011.

10.2	Amendment to Deposit Account Agreement dated as of November 13, 2008 between The Bank of New York Mellon and the London Branch of JPMorgan Chase Bank, N.A., incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by the Trust on September 9, 2010.

10.3	Sublicense Agreement dated as of June 9, 2006 between PADCO Advisors II, Inc. and Guggenheim Specialized Products, LLC., incorporated herein by reference to Exhibit 10.3 to the Annual Report on Form 10K/A filed by the Trust on March 10, 2011.

31.1	Certification by Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CURRENCYSHARES® BRITISH POUND STERLING TRUST
	By	Guggenheim Specialized Products, LLC
Sponsor of the CurrencyShares® British Pound Sterling Trust

Date: September 6, 2013		By:	/s/ JOSEPH ARRUDA
Joseph Arruda
Chief Financial Officer
(principal financial officer)