Form 10-K
period 2013-10-31
CURRENCYSHARES BRITISH POUND STERLING TRUST
filed 2014-01-14
CIK 1353611

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2013

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 001-32906

CurrencyShares® British Pound Sterling Trust

Sponsored by Guggenheim Specialized Products, LLC,

d/b/a Guggenheim Investments

(Exact name of registrant as specified in its charter)

New York	No. 03-6118853
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

805 King Farm Boulevard, Suite 600 Rockville, Maryland	20850
(Address of principal executive offices)	(Zip Code)

(301) 296-5100

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

British Pound Sterling Shares	NYSE Arca
(Title of class)	(Name of exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act: None

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Aggregate market value of 600,000 shares of the registrant’s common stock held by non-affiliates of the registrant, based on the closing price of a share of the registrant’s common stock on April 30, 2013 as reported by NYSE Arca on that date: $92,070,000.

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

The Trust’s only ordinary recurring expense is the Sponsor’s fee. The Sponsor is responsible for payment of the following administrative and marketing expenses of the Trust: the Trustee’s monthly fee, typical maintenance and transaction fees of the Depository, NYSE listing fees, NYSE Arca listing fees, printing and mailing costs, audit fees and expenses, up to $100,000 per year in legal fees and expenses, and applicable license fees. The Sponsor also paid the costs of the Trust’s organization, including the applicable SEC registration fees. The Sponsor’s fee accrues daily at an annual nominal rate of 0.40% of the British Pound Sterling in the Trust (including all unpaid interest but excluding unpaid fees, each as accrued through the immediately preceding day). The Sponsor was paid $273,412 for the fiscal year ended October 31, 2013.

The Trustee

The Bank of New York Mellon, a banking corporation with trust powers organized under the laws of the State of New York, serves as the Trustee. The Trustee is responsible for the day-to-day administration of the Trust, including keeping the Trust’s operational records.

Net Asset Value

The Trustee calculates, and the Sponsor publishes, the Trust’s Net Asset Value (“NAV”) each business day. To calculate the NAV, the Trustee adds to the amount of British Pounds Sterling in the Trust at the end of the preceding day accrued but unpaid interest, British Pounds Sterling receivable under pending purchase orders and the value of other Trust assets, and subtracts the accrued but unpaid Sponsor’s fee, British Pounds Sterling payable under pending redemption orders and other Trust expenses and liabilities, if any. Prior to November 13, 2008, the NAV was expressed in U.S. Dollars (“USD”) based on the “Noon Buying Rate,” which is the British Pound Sterling/USD exchange rate as determined by the Federal Reserve Bank of New York at 12:00 PM (New York time). As of November 13, 2008, the NAV is expressed in USD based on the British Pound Sterling/USD “exchange rate” as determined by The

WM Company, at 4:00 PM (London fixing) (the “Closing Spot Rate”) on each day that NYSE Arca is open for regular trading. If, on a particular evaluation day, the Closing Spot Rate has not been determined and announced by 6:00 PM (London time), then the most recent Closing Spot Rate is used to determine the NAV of the Trust unless the Trustee, in consultation with the Sponsor, determines that such price is inappropriate to use as the basis for the valuation.

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

If interest earned by the Trust does not exceed the Trust’s expenses, the Trustee will withdraw British Pounds Sterling from the Trust to pay these excess expenses, which will reduce the amount of British Pounds Sterling represented by each Share on an ongoing basis and may result in adverse tax consequences for Shareholders.

Each outstanding Share represents a fractional, undivided interest in the British Pounds Sterling held by the Trust. Recently, the amount of interest earned by the Trust has not exceeded the Trust’s expenses; accordingly, the Trustee has been required to withdraw British Pounds Sterling from the Trust to pay these excess expenses. As long as the amount of interest earned does not exceed expenses, the amount of British Pounds Sterling represented by each Share would gradually decline over time. This is true even if additional Shares are issued in exchange for additional deposits of British Pounds Sterling into the Trust, as the amount of British Pounds Sterling required to create Shares will proportionately reflect the amount of British Pounds Sterling represented by the Shares outstanding at the time of creation. As long as the Trust’s expenses are greater than the amount of interest earned, the Shares will only maintain their original price if the price of the British Pound Sterling increases. There is no guarantee that interest earned by the Trust in the future will exceed the Trust’s expenses.

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

Shareholders do not have the protections associated with ownership of a demand deposit account insured in the United States by the Federal Deposit Insurance Corporation or the protection provided for bank deposits under English law.

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

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Following are the high and low sale prices of the Shares as reported by the NYSE Arca for each of the quarters during the fiscal years ended October 31, 2013 and October 31, 2012:

Fiscal Year Ended October 31, 2013:	High	Low
Quarter Ended
January 31, 2013	$161.02	$155.15
April 30, 2013	$156.13	$147.30
July 31, 2013	$155.39	$146.80
October 31, 2013	$160.11	$149.19

Fiscal Year Ended October 31, 2012:	High	Low
Quarter Ended
January 31, 2012	$159.82	$151.99
April 30, 2012	$161.10	$155.03
July 31, 2012	$160.77	$152.19
October 31, 2012	$160.85	$153.61

The number of record holders of Shares of the registrant as of November 30, 2013 was approximately 69.

Although the Trust does not purchase Shares directly from its shareholders, the Trust redeemed Baskets from Authorized Participants in the fourth quarter of the fiscal year covered by this report as follows:

Month	Shares	Average Price
August	150,000	$153.52
September	100,000	$157.87
October	—	$—

The Trust did not distribute any cash dividends per Share during the fiscal years ended October 31, 2013 and October 31, 2012.

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

Item 6. Selected Financial Data

Following are financial highlights for the fiscal years ended October 31, 2013, October 31, 2012, October 31, 2011, October 31, 2010 and October 31, 2009.

	Fiscal Year ended October 31, 2013	Fiscal Year ended October 31, 2012	Fiscal Year ended October 31, 2011	Fiscal Year ended October 31, 2010	Fiscal Year ended October 31, 2009
Income
Interest income	$40,264	$104,673	$192,387	$137,295	$442,286

Total Income	40,264	104,637	192,387	137,295	442,286
Expenses
Sponsor’s fee	(273,412)	(367,500)	(498,370)	(503,728)	(518,481)

Total Expenses	(273,412)	(367,500)	(498,370)	(503,728)	(518,481)
Net Loss	$(233,148)	$(262,827)	$(305,983)	$(366,433)	$(76,195)

Basic and Diluted Earnings per Share	$(0.52)	$(0.45)	$(0.39)	$(0.45)	$(0.09)
Weighted-average Shares Outstanding	444,658	586,612	780,274	811,233	839,315
Cash Dividends per Share	$—	$—	$—	$—	$0.72
Other Comprehensive Loss:
Currency translation adjustment	(532)	(2,572)	(5,138)	(3,975)	(15,236)

Total Comprehensive Loss	$(233,680)	$(265,399)	$(311,121)	$(370,408)	$(91,431)

As of October 31, 2013, total assets were $47,547,449, and for the fiscal year ended October 31, 2013, net cash flows were $(24,214,438).

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

NAV per Share; Valuation of British Pound Sterling

The following chart illustrates the movement in the price of the Shares based on (1) NAV per Share, (2) the “bid” and “ask” midpoint offered on the NYSE Arca and (3) the Noon Buying Rate (prior to November 13, 2008) and the Closing Spot Rate (as of and after November 13, 2008), expressed as a multiple of 100 British Pounds Sterling:

Liquidity

The Sponsor is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to the Trust’s liquidity needs. The Trust’s Depository, JPMorgan Chase Bank, N.A., London Branch, maintains two deposit accounts for the Trust, a primary deposit account that may earn interest and a secondary deposit account that does not earn interest. Interest on the primary deposit account, if any, accrues daily and is paid monthly. The interest rate in effect as of October 31, 2013 was an annual nominal rate of 0.05%. The following chart provides the daily rate paid by the Depository since the Shares began trading on the NYSE Arca:

In exchange for a fee, the Sponsor bears most of the expense incurred by the Trust. As a result, the only ordinary expense of the Trust during the periods covered by this report was the Sponsor’s fee. Each month the Depository deposits into the secondary deposit account accrued but unpaid interest, if any, and the Trustee withdraws British Pounds Sterling from the secondary deposit account to pay the accrued Sponsor’s fee for the previous month plus other Trust expenses, if any. When the interest deposited, if any, exceeds the sum of the Sponsor’s fee for the prior month plus other Trust expenses, if any, the Trustee converts the excess into USD at a prevailing market rate and distributes the USD as promptly as practicable to Shareholders on a pro-rata basis (in accordance with the number of Shares that they own). The Trust did not make any distributions during the quarter ended October 31, 2013.

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

The functional currency of the Trust is the British Pound Sterling in accordance with ASC 830, Foreign Currency Translation.

Results of Operations

As of October 31, 2011, the number of British Pounds Sterling owned by the Trust was 59,556,535, resulting in a redeemable capital share value of $96,109,435. During the year ended October 31, 2012, an additional 250,000 shares were created in exchange for 24,786,533 British Pounds Sterling, and 400,000 shares were redeemed in exchange for 39,634,561 British Pounds Sterling. In addition, 166,507 British Pounds Sterling were withdrawn to pay the portion of sponsor fee that exceeded interest earned. As of October 31, 2012, the number of British Pounds Sterling owned by the Trust was 44,542,000, resulting in a redeemable capital share value of $71,759,412. During the year ended October 31, 2013, an additional 700,000 shares were created in exchange for 69,154,062 British Pounds Sterling and 850,000 shares were redeemed in exchange for 83,948,697 British Pounds Sterling. In addition, 153,852 British Pounds Sterling were withdrawn to pay the portion of sponsor fee that exceeded interest earned. As of October 31, 2013, the number of British Pounds Sterling owned by the Trust was 29,593,513, resulting in a redeemable capital share value of $47,531,299.

A decrease in the Trust’s redeemable capital share value from $71,759,412 at October 31, 2012 to $47,531,299 at October 31, 2013, was primarily the result of a decrease in the number of shares outstanding from 450,000 at October 31, 2012 to 300,000 at October 31, 2013, and a decrease in the Closing Spot Rate from 1.6111 at October 31, 2012 to 1.6066 at October 31, 2013. A decrease in the Trust’s redeemable capital share value from $96,109,435 at October 31, 2011 to $71,759,412 at October 31, 2012, was primarily the result of a reduction in the number of Shares outstanding from 600,000 at October 31, 2011 to 450,000 at October 31, 2012 coupled with a decrease in the Closing Spot Rate from 1.6141 at October 31, 2011 to 1.6111 at October 31, 2012.

Interest income decreased from $104,673 for the year ended October 31, 2012 to $40,264 for the year ended October 31, 2013 attributable primarily to a decrease in the weighted-average British Pounds Sterling in the Trust. Interest income decreased from $192,387 for the year ended October 31, 2011 to $104,673 for the year ended October 31, 2012, attributable primarily to a decrease in the weighted-average British Pounds Sterling in the Trust coupled with a decrease in the nominal interest rate paid by the Depository as set forth in the chart above.

The Sponsor’s fee accrues daily at an annual nominal rate of 0.40% of the British Pounds Sterling in the Trust. Due primarily to a decrease in the weighted-average British Pounds Sterling in the Trust, the Sponsor’s fee decreased from $367,500 for the year ended October 31, 2012 to $273,412 for the year ended October 31, 2013. The only expense of the Trust during the year ended October 31, 2013 was the Sponsor’s fee. Due primarily to a decrease in the weighted-average British Pounds Sterling in the Trust, the Sponsor’s fee decreased from $498,370 for the year ended October 31, 2011 to $367,500 for the year ended October 31, 2012. The only expense of the Trust during the year ended October 31, 2012 was the Sponsor’s fee.

The Trust’s net loss for the year ended October 31, 2013 was $233,148, due to the Sponsor’s fee of $273,412 exceeding interest income of $40,264. The Trust’s net loss for the year ended October 31, 2012 was $262,827 as a result of the Sponsor’s fee of $367,500 exceeding interest income of $104,673. The Trust’s net loss for the year ended October 31, 2011 was $305,983 due to the Sponsor’s fee of $498,370 exceeding interest income of $192,387.

Cash Dividends were not paid by the Trust in the years ended October 31, 2013, October 31, 2012 and October 31, 2011 as the Trust’s interest income did not exceed the Trust’s expenses during those periods.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The chief executive officer and chief financial officer of the Sponsor have evaluated the effectiveness of the Trust’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of October 31, 2013. Based on that evaluation, the chief executive officer and chief financial officer of the Sponsor have concluded that the disclosure controls and procedures of the Trust were effective as of the end of the period covered by this annual report.

Management’s Report on Internal Control over Financial Reporting

The Sponsor’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined under Rules 13a-15(f) and 15d-15(f) of the Exchange Act. The Trust’s internal control over financial reporting is based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (COSO), and is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Trust’s assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that the Trust’s receipts and expenditures are being made only in accordance with appropriate authorizations; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Trust’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become ineffective because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

The chief executive officer and chief financial officer of the Sponsor have assessed the effectiveness of the Trust’s internal control over financial reporting as of October 31, 2013. Their assessment included an evaluation of the design of the Trust’s internal control over financial reporting and testing of the operation effectiveness of its internal controls over financial reporting. Based on their assessment and those criteria, the chief executive officer and chief financial officer of the Sponsor believe that the Trust maintained effective internal control over financial reporting as of October 31, 2013.

Effectiveness of the Trust’s internal control over financial reporting as of October 31, 2013 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report included herein.

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

Nikolaos Bonos, 50, has been the Chief Executive Officer of the Sponsor since May 2009. Mr. Bonos has been a Manager of the Sponsor since September 2005. Prior to his appointment as Chief Executive Officer, Mr. Bonos served as the Chief Financial Officer of the Sponsor beginning in September 2005. Mr. Bonos has served as Executive Officer of Rydex Fund Services LLC, an affiliate of the Sponsor, from January 2009 to the present and as Senior Vice President of Rydex Fund Services LLC, from December 2003 to August 2006 and Vice President of Accounting of Rydex Fund Services LLC, from 2001 to December 2003. Mr. Bonos holds a Bachelor of Science in Business Administration with a major in Finance from Suffolk University.

Joseph Arruda, 47, has been the Chief Financial Officer of the Sponsor since May 2009. Mr. Arruda has been a Manager of the Sponsor since July 2009. Prior to his appointment as Chief Financial Officer, Mr. Arruda served as Vice President, Fund Accounting, and Administration, of the Sponsor beginning in 2003. From 1997 to 2003, Mr. Arruda served as Vice President, Fund Accounting at State Street Corporation. He holds a Bachelor of Science with a Finance and Accounting concentration from Bridgewater State College.

Michael Byrum, 43, has served as a Manager of the Sponsor since September 2005. Since August 2006, he has served as the Chief Investment Officer, of Rydex Advisors II, LLC (RAII), and Rydex Advisors, LLC (RA), affiliates of the Sponsor, and each of which were merged into Security Investors, LLC, also an affiliate of the Sponsor, as of January 3, 2011. Mr. Byrum served as the Executive Vice President of RAII from December 2002 to May 2004, and as President of RA from May 2004 until January 2011. He has served as Senior Vice President of Security Investors, LLC, since December 1, 2010. Mr. Byrum is a Chartered Financial Analyst and has a Bachelor of Science in Business Administration with a major in Finance from Miami University of Ohio.

Item 11. Executive Compensation

Not applicable.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

None.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Not applicable.

Item 14. Principal Accountant Fees and Services

The following fees were paid by the Sponsor and were for services performed by Ernst & Young LLP for the fiscal years ended October 31, 2013 and October 31, 2012:

	2013	2012
Audit Fees	$23,361	$23,867
Audit-related fees	0	0
Tax fees	0	0
All other Fees	0	0

	$23,361	$23,867

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

Financial Statements as of October 31, 2013

Report of Independent Registered Public Accounting Firm

To the Shareholders of CurrencyShares® British Pound Sterling Trust:

We have audited the accompanying statements of financial condition of CurrencyShares® British Pound Sterling Trust (the “Trust”) as of October 31, 2013 and 2012, and the related statements of comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended October 31, 2013. These financial statements are the responsibility of the Trust’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CurrencyShares® British Pound Sterling Trust at October 31, 2013 and 2012, and the results of its operations and its cash flows for each of the three years in the period ended October 31, 2013, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), CurrencyShares® British Pound Sterling Trust’s internal control over financial reporting as of October 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework), and our report dated January 14, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, VA

January 14, 2014

Report of Independent Registered Public Accounting Firm

To The Board of Directors and the Shareholders of CurrencyShares® British Pound Sterling Trust:

We have audited CurrencyShares® British Pound Sterling Trust’s (the “Trust”) internal control over financial reporting as of October 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). The Trust’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting appearing under Item 9A Controls and Procedures. Our responsibility is to express an opinion on the Trust’s internal control over financial reporting based on our audit.

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

In our opinion, CurrencyShares® British Pound Sterling Trust maintained, in all material respects, effective internal control over financial reporting as of October 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statements of financial condition as of October 31, 2013 and 2012, and the related statements of income and comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended October 31, 2013 of CurrencyShares® British Pound Sterling Trust and our report dated January 14, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, VA

January 14, 2014

CurrencyShares® British Pound Sterling Trust

Statements of Financial Condition

	October 31, 2013	October 31, 2012
Assets
Current Assets:
British Pound Sterling deposits, interest bearing	$47,544,974	$71,759,412
British Pound Sterling deposits, non-interest bearing	—	—
Receivable from accrued interest	2,475	3,969

Total Current Assets	$47,547,449	$71,763,381

Liabilities, Redeemable Capital Shares and Shareholders’ Equity
Current Liabilities:
Accrued Sponsor’s fee	$16,150	$24,570

Total Current Liabilities	16,150	24,570
Commitments and Contingent Liabilities (note 9)	—	—
Redeemable Capital Shares, at redemption value, no par value, 13,000,000 authorized –300,000 and 450,000 issued and outstanding, respectively	47,531,299	71,738,811
Shareholders’ Equity:
Retained Earnings	—	—
Cumulative Translation Adjustment	—	—

Total Liabilities, Redeemable Capital Shares and Shareholders’ Equity	$47,547,449	$71,763,381

See Notes to Financial Statements.

CurrencyShares® British Pound Sterling Trust

Statements of Comprehensive Income

	Year ended October 31, 2013	Year ended October 31, 2012	Year ended October 31, 2011
Income
Interest Income	$40,264	$104,673	$192,387

Total Income	40,264	104,673	192,387
Expenses
Sponsor’s fee	(273,412)	(367,500)	(498,370)

Total Expenses	(273,412)	(367,500)	(498,370)
Net Loss	$(233,148)	$(262,827)	$(305,983)

Basic and Diluted Earnings per Share	$(0.52)	$(0.45)	$(0.39)
Weighted-average Shares Outstanding	444,658	586,612	780,274
Cash Dividends per Share	$—	$—	$—
Other Comprehensive Loss:
Currency translation adjustment	(532)	(2,572)	(5,138)

Total Comprehensive Loss	$(233,680)	$(265,399)	$(311,121)

See Notes to Financial Statements.

CurrencyShares® British Pound Sterling Trust

Statements of Changes in Shareholders’ Equity

	Year ended October 31, 2013	Year ended October 31, 2012	Year ended October 31, 2011
Retained Earnings, Beginning of Year	$—	$—	$—
Net Loss	(233,148)	(262,827)	(305,983)
Adjustment of redeemable capital shares to redemption value	233,148	262,827	305,983

Retained Earnings, End of Year	$—	$—	$—

Cumulative Translation Adjustment, Beginning of Year	$—	$—	$—
Currency translation adjustment	(532)	(2,572)	(5,138)
Adjustment of redeemable capital shares to redemption value	532	2,572	5,138

Cumulative Translation Adjustment, End of Year	$—	$—	$—

See Notes to Financial Statements.

CurrencyShares® British Pound Sterling Trust

Statements of Cash Flows

	Year ended October 31, 2013	Year ended October 31, 2012	Year ended October 31, 2011
Cash flows from operating activities
Cash received for accrued income	$41,827	$116,470	$192,979
Cash paid for expenses	(282,051)	(379,419)	(506,768)

Net cash used in operating activities	(240,224)	(262,949)	(313,789)
Cash flows from financing activities
Cash received to purchase redeemable shares	107,977,153	39,142,894	119,639,040
Cash paid to redeem redeemable shares	(131,077,496)	(62,590,899)	(135,533,965)

Net cash used in financing activities	(23,100,343)	(23,448,005)	(15,894,925)
Adjustment to period cash flows due to currency movement	(873,871)	(659,884)	974,034

Decrease in cash	(24,214,438)	(24,370,838)	(15,234,680)
Cash at beginning of year	71,759,412	96,130,250	111,364,930

Cash at end of year	$47,544,974	$71,759,412	$96,130,250

Reconciliation of net loss to net cash used in operating activities
Net Loss	$(233,148)	$(262,827)	$(305,983)
Adjustments to reconcile net loss to net cash used in operating activities:
Receivable from accrued interest	(2,475)	(3,969)	(15,791)
Prior period receivable from accrued interest	3,969	15,791	16,264
Currency translation adjustment	(150)	92	(258)
Accrued sponsor fee	16,150	24,570	36,606
Prior period accrued sponsor fee	(24,570)	(36,606)	(44,627)

Net cash used in operating activities	$(240,224)	$(262,949)	$(313,789)

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

3. British Pound Sterling Deposits

British Pound Sterling principal deposits are held in a British Pound Sterling-denominated, interest-bearing demand account. For the year ended October 31, 2013, there were British Pound Sterling principal deposits of 69,154,062, British Pound Sterling principal redemptions of 83,948,697 and British Pound Sterling withdrawals (to pay expenses) of 153,852, resulting in an ending British Pound Sterling principal balance of 29,593,513. This equates to 47,544,974 USD. For the year ended October 31, 2012, there were British Pound Sterling principal deposits of 24,786,533, British Pound Sterling principal redemptions of 39,634,561 and British Pound Sterling withdrawals (to pay expenses) of 166,507, resulting in an ending British Pound Sterling principal balance of 44,542,000. This equates to 71,759,412 USD. For the year ended October 31, 2011, there were British Pound Sterling principal deposits of 74,541,458, British Pound Sterling principal redemptions of 84,444,838 and British Pound Sterling withdrawals (to pay expenses) of 195,508 resulting in an ending British Pound Sterling principal balance of 59,556,535. This equates to 96,130,250 USD.

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

Activity in redeemable capital Shares is as follows:

	Year ended October 31, 2013		Year ended October 31, 2012		Year ended October 31, 2011
		U.S. Dollar		U.S. Dollar		U.S. Dollar
	Shares	Amount	Shares	Amount	Shares	Amount
Opening balance	450,000	$71,738,811	600,000	$96,109,435	700,000	$111,336,567
Shares issued	700,000	107,977,153	250,000	39,142,894	750,000	119,639,040
Shares redeemed	(850,000)	(131,077,496)	(400,000)	(62,590,899)	(850,000)	(135,533,965)
Adjustment to period Shares due to currency movement and other	—	(1,107,169)	—	(922,619)	—	667,793

Ending balance	300,000	$47,531,299	450,000	$71,738,811	600,000	$96,109,435

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

5. Selected Quarterly Information (Unaudited)

Fiscal Period Ended October 31, 2013:

	Three months ended October 31, 2013	Three months ended July 31, 2013	Three months ended April 30, 2013	Three months ended January 31, 2013
Income
Interest Income	$8,302	$11,763	$10,999	$9,200

Total Income	8,302	11,763	10,999	9,200
Expenses
Sponsor’s fee	(56,786)	(77,839)	(69,852)	(68,935)

Total Expenses	(56,786)	(77,839)	(69,852)	(68,935)
Net Loss	$(48,484)	$(66,076)	$(58,853)	$(59,735)

Basic and Diluted Earnings per Share	$(0.13)	$(0.13)	$(0.12)	$(0.14)
Weighted-average Shares Outstanding	360,326	509,239	475,281	434,783
Cash Dividends per Share	$—	$—	$—	$—
Other Comprehensive (Loss)/Income:
Currency translation adjustment	(757)	620	(1,008)	613

Total Comprehensive Loss	$(49,241)	$(65,456)	$(59,861)	$(59,122)

Fiscal Period Ended October 31, 2012:

	Three months ended October 31, 2012	Three months ended July 31, 2012	Three months ended April 30, 2012	Three months ended January 31, 2012
Income
Interest Income	$13,660	$25,715	$28,519	$36,779

Total Income	13,660	25,715	28,519	36,779
Expenses
Sponsor’s fee	(82,080)	(94,266)	(94,016)	(97,138)

Total Expenses	(82,080)	(94,266)	(94,016)	(97,138)
Net Loss	$(68,420)	$(68,551)	$(65,497)	$(60,359)

Basic and Diluted Earnings per Share	$(0.13)	$(0.11)	$(0.11)	$(0.10)
Weighted-average Shares Outstanding	515,217	602,174	606,667	622,826
Cash Dividends per Share	$—	$—	$—	$—
Other Comprehensive (Loss)/Income:
Currency translation adjustment	(598)	79	(1,491)	(562)

Total Comprehensive Loss	$(69,018)	$(68,472)	$(66,988)	$(60,921)

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

10. Adoption of New Accounting Standard

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Rockville, State of Maryland, on January 14, 2014.

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

Signature	Capacity	Date

/S/ NIKOLAOS BONOS	Director and Chief Executive Officer (principal executive officer)	January 14, 2014
Nikolaos Bonos

/s/ JOSEPH ARRUDA Joseph Arruda	Director and Chief Financial Officer (principal financial officer and principal accounting officer)	January 14, 2014

/s/ MICHAEL BYRUM	Director	January 14, 2014
Michael Byrum

*	The registrant is a trust and the persons are signing in their capacities as officers or directors of Guggenheim Specialized Products, LLC, the Sponsor of the registrant.