Form 10-Q
period 2014-01-31
CURRENCYSHARES BRITISH POUND STERLING TRUST
filed 2014-03-12
CIK 1353611

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2014

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
    Yes  ☐    No  ☒

CURRENCYSHARES® BRITISH POUND STERLING TRUST

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CurrencyShares® British Pound Sterling Trust

Statements of Financial Condition

	January 31, 2014 (Unaudited)	October 31, 2013
Assets
Current Assets:
British Pound Sterling deposits, interest bearing	$56,692,530	$47,544,974
British Pound Sterling deposits, non-interest bearing	—	—
Receivable from accrued interest	2,708	2,475

Total Current Assets	$56,695,238	$47,547,449

Liabilities, Redeemable Capital Shares and Shareholders’ Equity
Current Liabilities:
Accrued Sponsor’s fee	$19,257	$16,150

Total Current Liabilities	19,257	16,150
Commitments and Contingent Liabilities (note 8)	—	—
Redeemable Capital Shares, at redemption value, no par value, 13,000,000 authorized – 350,000 and 300,000 issued and outstanding, respectively	56,675,981	47,531,299
Shareholders’ Equity:
Retained Earnings	—	—
Cumulative Translation Adjustment	—	—

Total Liabilities, Redeemable Capital Shares and Shareholders’ Equity	$56,695,238	$47,547,499

See Notes to Financial Statements.

CurrencyShares® British Pound Sterling Trust

Statements of Comprehensive Income

(Unaudited)

	Three months ended January 31, 2014	Three months ended January 31, 2013
Income
Interest Income	$7,895	$9,200

Total Income	7,895	9,200
Expenses
Sponsor’s fee	(55,792)	(68,935)

Total Expenses	(55,792)	(68,935)
Net Loss	$(47,897)	$(59,735)

Basic and Diluted Earnings per Share	$(0.14)	$(0.14)
Weighted-average Shares Outstanding	344,565	434,783
Cash Dividends per Share	$—	$—
Other Comprehensive (Loss)/Income:
Currency translation adjustment	(342)	613

Total Comprehensive Loss	$(48,239)	$(59,122)

See Notes to Financial Statements.

CurrencyShares® British Pound Sterling Trust

Statements of Changes in Shareholders’ Equity

	Three months ended January 31, 2014 (Unaudited)	Year ended October 31, 2013
Retained Earnings, Beginning of Period	$—	$—
Net Loss	(47,897)	(233,148)
Adjustment of redeemable capital shares to redemption value	47,897	233,148

Retained Earnings, End of Period	$—	$—

Cumulative Translation Adjustment, Beginning of Period	$—	$—
Currency translation adjustment	(342)	(532)
Adjustment of redeemable capital shares to redemption value	342	532

Cumulative Translation Adjustment, End of Period	$—	$—

See Notes to Financial Statements.

CurrencyShares® British Pound Sterling Trust

Statements of Cash Flows

(Unaudited)

	Three months ended January 31, 2014	Three months ended January 31, 2013
Cash flows from operating activities
Cash received for accrued income	$7,720	$10,818
Cash paid for expenses	(53,075)	(70,453)

Net cash used in operating activities	(45,355)	(59,635)
Cash flows from financing activities
Cash received to purchase redeemable shares	8,045,304	23,760,648
Cash paid to redeem redeemable shares	—	(23,763,162)

Net cash provided by/(used in) financing activities	8,045,304	(2,514)
Adjustment to period cash flows due to currency movement	1,147,607	(1,139,688)

Increase/(Decrease) in cash	9,147,556	(1,201,837)
Cash at beginning of period	47,544,974	71,759,412

Cash at end of period	$56,692,530	$70,557,575

Reconciliation of net loss to net cash used in operating activities
Net Loss	$(47,897)	$(59,735)
Adjustments to reconcile net loss to net cash used in operating activities:
Receivable from accrued interest	(2,708)	(2,305)
Prior period receivable from accrued interest	2,475	3,969
Currency translation adjustment	(332)	327
Accrued sponsor fee	19,257	22,679
Prior period accrued sponsor fee	(16,150)	(24,570)

Net cash used in operating activities	$(45,355)	$(59,635)

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

The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q. In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Trust’s financial statements included in the Form 10-K as filed on January 14, 2014.

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

B. Foreign Currency Translation

The Trustee calculates the Trust’s net asset value (“NAV”) each business day, as described in Note 4. As of November 13, 2008, British Pound Sterling deposits (cash) are translated for NAV calculation purposes at the Closing Spot Rate, which is the USD/British Pound Sterling exchange rate as determined by The WM Company, at 4:00 PM (London time/London fixing) on each day that NYSE Arca is open for regular trading.

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

3. British Pound Sterling Deposits

British Pound Sterling principal deposits are held in a British Pound Sterling-denominated, interest-bearing demand account. For the three months ended January 31, 2014, there were British Pound Sterling principal deposits of 4,930,325, no British Pound Sterling principal redemptions and British Pound Sterling withdrawals (to pay expenses) of 27,794, resulting in an ending British Pound Sterling principal balance of 34,496,044. This equates to 56,692,530 USD. For the year ended October 31, 2013, there were British Pound Sterling principal deposits of 69,154,062, British Pound Sterling principal redemptions of 83,948,697 and British Pound Sterling withdrawals (to pay expenses) of 153,852, resulting in an ending British Pound Sterling principal balance of 29,593,513. This equates to 47,544,974 USD.

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

Activity in redeemable capital Shares is as follows:

	Three months ended January 31, 2014 (Unaudited)		Year ended October 31, 2013
		U.S. Dollar		U.S. Dollar
	Shares	Amount	Shares	Amount
Opening balance	300,000	$47,531,299	450,000	$71,738,811
Shares issued	50,000	8,045,304	700,000	107,977,153
Shares redeemed	—	—	(850,000)	(131,077,496)
Adjustment to period Shares due to currency movement and other	—	1,099,378	—	(1,107,169)

Ending balance	350,000	$56,675,981	300,000	$47,531,299

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

Definition of Net Asset Value

The Trustee calculates, and the Sponsor publishes, the Trust’s Net Asset Value (“NAV”) each business day. To calculate the NAV, the Trustee adds to the amount of British Pounds Sterling in the Trust at the end of the preceding day accrued but unpaid interest, if any, British Pounds Sterling receivable under pending purchase orders and the value of other Trust assets, and subtracts the accrued but unpaid Sponsor’s fee, British Pounds Sterling payable under pending redemption orders and other Trust expenses and liabilities, if any. The NAV is expressed in USD based on the British Pound Sterling/USD exchange rate as determined by The WM Company, at 4:00 PM (London time/London fixing) (the “Closing Spot Rate”) on each day that NYSE Arca is open for regular trading. If, on a particular evaluation day, the Closing Spot Rate has not been determined and announced by 6:00 PM (London time), then the most recent Closing Spot Rate is used to determine the NAV of the Trust unless the Trustee, in consultation with the Sponsor, determines that such price is inappropriate to use as the basis for the valuation.

The Trustee also determines the NAV per Share, which equals the NAV of the Trust, divided by the number of outstanding Shares. The NAV of the Trust and the NAV per Share are published by the Sponsor on each day that NYSE Arca is open for regular trading and are posted on the Trust’s website, www.currencyshares.com.

Movements in the Price of British Pound Sterling

The investment objective of the Trust is for the Shares to reflect the price of the British Pound Sterling plus accrued interest, less the expenses of the Trust’s operations. The Shares are intended to provide institutional and retail investors with a simple, cost-effective means of gaining investment benefits similar to those of holding British Pounds Sterling. Each outstanding Share represents a proportional interest in the British Pounds Sterling held by the Trust. The following chart provides recent trends on the price of the British Pound Sterling. The chart illustrates movements in the price of British Pound Sterling in USD and is based on the Closing Spot Rate.

NAV per Share; Valuation of British Pound Sterling

The following chart illustrates the movement in the price of the Shares based on (1) NAV per Share, (2) the “bid” and “ask” midpoint offered on the NYSE Arca and (3) the Closing Spot Rate, expressed as a multiple of 100 British Pounds Sterling:

Liquidity

The Sponsor is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to the Trust’s liquidity needs. The Trust’s Depository, JPMorgan Chase Bank, N.A., London Branch, maintains two deposit accounts for the Trust, a primary deposit account that may earn interest and a secondary deposit account that does not earn interest. Interest on the primary deposit account, if any, accrues daily and is paid monthly. The interest rate in effect as of January 31, 2014 was an annual nominal rate of 0.04%. The following chart provides the daily rate paid by the Depository since January 31, 2009:

In exchange for a fee, the Sponsor bears most of the expense incurred by the Trust. As a result, the only ordinary expense of the Trust during the periods covered by this report was the Sponsor’s fee. Each month the Depository deposits into the secondary deposit account accrued but unpaid interest, if any, and the Trustee withdraws British Pounds Sterling from the secondary deposit account to pay the accrued Sponsor’s fee for the previous month plus other Trust expenses, if any. When the interest deposited, if any, exceeds the sum of the Sponsor’s fee for the prior month plus other Trust expenses, if any, the Trustee converts the excess into USD at a prevailing market rate and distributes the USD as promptly as practicable to Shareholders on a pro-rata basis (in accordance with the number of Shares that they own). The Trust did not make any distributions during the quarter ended January 31, 2014.

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

The functional currency of the Trust is the British Pound Sterling in accordance with ASC 830, Foreign Currency Translation.

Results of Operations

As of October 31, 2013, the number of British Pounds Sterling owned by the Trust was 29,593,513, resulting in a redeemable capital share value of $47,531,299. During the three months ended January 31, 2014, an additional 50,000 Shares were created in exchange for 4,930,325 British Pounds Sterling, and no Shares were redeemed. In addition, 27,794 British Pounds Sterling were withdrawn to pay the portion of sponsor fee that exceeded interest earned. As of January 31, 2014, the number of British Pounds Sterling owned by the Trust was 34,496,044, resulting in a redeemable capital Share value of $56,675,981.

An increase in the Trust’s redeemable capital Share value from $47,531,299 at October 31, 2013 to $56,675,981 at January 31, 2014, was primarily the result of an increase in the number of Shares outstanding from 300,000 at October 31, 2013 to 350,000 at January 31, 2014 coupled with an increase in the Closing Spot Rate from 1.6066 at October 31, 2013 to 1.6435 at January 31, 2014.

Interest income decreased from $9,200 for the three months ended January 31, 2013 to $7,895 for the three months ended January 31, 2014, attributable primarily to a decrease in the weighted-average British Pounds Sterling in the Trust. This decrease in interest income was partially offset by a slight increase in the annual nominal interest rate paid by the Depository, as set forth in the chart above.

The Sponsor’s fee accrues daily at an annual nominal rate of 0.40% of the British Pounds Sterling in the Trust. Due primarily to a decrease in the weighted-average British Pounds Sterling in the Trust, the Sponsor’s fee decreased from $68,935 for the three months ended January 31, 2013 to $55,792 for the three months ended January 31, 2014. The only expense of the Trust during the three months ended January 31, 2014 was the Sponsor’s fee.

The Trust’s net loss for the three months ended January 31, 2014 was $47,897 due to the Sponsor’s fee of $55,792 exceeding interest income of $7,895.

Cash dividends were not paid by the Trust during the three months ended January 31, 2013 and the three months ended January 31, 2014 as the Trust’s interest income did not exceed the Trust’s expenses during those periods.

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

Item 4. Controls and Procedures

The Trust maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) designed to ensure that material information relating to the Trust is recorded, processed and disclosed on a timely basis. The Trust’s disclosure controls and procedures are designed by or under the supervision of the Sponsor’s chief executive officer and chief financial officer, who exercise oversight over the Trust as the Trust has no officers. The chief executive officer and chief financial officer of the Sponsor have evaluated the effectiveness of the Trust’s disclosure controls and procedures as of January 31, 2014. Based on that evaluation, the chief executive officer and chief financial officer of the Sponsor have concluded that the disclosure controls and procedures of the Trust were effective as of the end of the period covered by this report.

There were no changes in the Trust’s internal control over financial reporting that occurred during the Trust’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in the “Risk Factors” section of the Trust’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on January 14, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) None.

(b) Not applicable.

(c) None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

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

CURRENCYSHARES®
BRITISH POUND STERLING TRUST

	By	Guggenheim Specialized Products, LLC
Sponsor of the CurrencyShares®
British Pound Sterling Trust

Date: March 12, 2014		By:	/s/ JOSEPH ARRUDA
Joseph Arruda
Chief Financial Officer
(principal financial officer)