Form 10-Q
period 2014-04-30
CURRENCYSHARES BRITISH POUND STERLING TRUST
filed 2014-06-09
CIK 1353611

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2014

or

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

CURRENCYSHARES® BRITISH POUND STERLING TRUST

INDEX

Caption		Page

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

Statements of Financial Condition at April 30, 2014 and October 31, 2013		2

Statements of Comprehensive Income for the three months ended April 30, 2014, the three months ended April 30, 2013, the six months ended April 30, 2014 and the six months ended April 30, 2013		3

Statements of Changes in Shareholders’ Equity for the six months ended April 30, 2014 and the year ended October 31, 2013		4

Statements of Cash Flows for the six months ended April 30, 2014 and the six months ended April 30, 2013		5

Notes to Financial Statements		6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	14

Item 4.	Controls and Procedures	14

Part II OTHER INFORMATION

Item 1.	Legal Proceedings	15

Item 1A.	Risk Factors	15

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 3.	Defaults Upon Senior Securities	15

Item 4.	Mine Safety Disclosures	15

Item 5.	Other Information	15

Item 6.	Exhibits	16

SIGNATURES		17

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

CurrencyShares® British Pound Sterling Trust

Statements of Financial Condition

	April 30, 2014 (Unaudited)	October 31,2013
Assets
Current Assets:
British Pound Sterling deposits, interest bearing	$83,140,182	$47,544,974
British Pound Sterling deposits, non-interest bearing	—	—
Receivable from accrued interest	3,566	2,475

Total Current Assets	$83,143,748	$47,547,449

Liabilities, Redeemable Capital Shares and Shareholders’ Equity
Current Liabilities:
Redemptions payable	$8,311,806	$—
Accrued Sponsor’s fee	27,148	16,150

Total Current Liabilities	8,338,954	16,150

Commitments and Contingent Liabilities (note 8)	—	—

Redeemable Capital Shares, at redemption value, no par value, 13,000,000 authorized – 450,000 and 300,000 issued and outstanding, respectively	74,804,794	47,531,299
Shareholders’ Equity:
Retained Earnings	—	—
Cumulative Translation Adjustment	—	—

Total Liabilities, Redeemable Capital Shares and Shareholders’ Equity	$83,143,748	$47,547,449

See Notes to Financial Statements.

CurrencyShares® British Pound Sterling Trust

Statements of Comprehensive Income

(Unaudited)

	Three months ended April 30, 2014	Three months ended April 30, 2013	Six months ended April 30, 2014	Six months ended April 30, 2013

Income
Interest Income	$8,784	$10,999	$16,679	$20,199

Total Income	8,784	10,999	16,679	20,199

Expenses
Sponsor’s fee	(71,339)	(69,852)	(127,131)	(138,788)

Total Expenses	(71,339)	(69,852)	(127,131)	(138,788)

Net Loss	$(62,555)	$(58,853)	$(110,452)	$(118,589)

Basic and Diluted Earnings per Share	$(0.14)	$(0.12)	$(0.28)	$(0.26)
Weighted-average Shares Outstanding	447,191	475,281	395,028	454,696
Cash Dividends per Share	$—	$—	$—	$—

Other Comprehensive Loss:
Currency translation adjustment	(889)	(1,008)	(1,231)	(394)

Total Comprehensive Loss	$(63,444)	$(59,861)	$(111,683)	$(118,983)

See Notes to Financial Statements.

CurrencyShares® British Pound Sterling Trust

Statements of Changes in Shareholders’ Equity

	Six months ended April 30, 2014 (Unaudited)	Year ended October 31, 2013

Retained Earnings, Beginning of Period	$—	$—
Net Loss	(110,452)	(233,148)
Adjustment of redeemable capital shares to redemption value	110,452	233,148

Retained Earnings, End of Period	$—	$—

Cumulative Translation Adjustment, Beginning of Period	$—	$—
Currency translation adjustment	(1,231)	(532)
Adjustment of redeemable capital shares to redemption value	1,231	532

Cumulative Translation Adjustment, End of Period	$—	$—

See Notes to Financial Statements.

CurrencyShares® British Pound Sterling Trust

Statements of Cash Flows

(Unaudited)

	Six months ended April 30, 2014	Six months ended April 30, 2013

Cash flows from operating activities
Cash received for accrued income	$15,727	$19,222
Cash paid for expenses	(117,031)	(133,987)

Net cash used in operating activities	(101,304)	(114,765)

Cash flows from financing activities
Cash received to purchase redeemable shares	40,591,254	61,935,095
Cash paid to redeem redeemable shares	(8,116,476)	(38,720,876)

Net cash provided by financing activities	32,474,778	23,214,219

Adjustment to period cash flows due to currency movement	3,221,734	(2,584,590)

Increase in cash	35,595,208	20,514,864
Cash at beginning of period	47,544,974	71,759,412

Cash at end of period	$83,140,182	$92,274,276

Reconciliation of net loss to net cash used in operating activities
Net Loss	$(110,452)	$(118,589)
Adjustments to reconcile net loss to net cash used in operating activities:
Receivable from accrued interest	(3,566)	(4,863)
Prior period receivable from accrued interest	2,475	3,969
Currency translation adjustment	(759)	640
Accrued sponsor fee	27,148	28,648
Prior period accrued sponsor fee	(16,150)	(24,570)

Net cash used in operating activities	$(101,304)	$(114,765)

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

British Pound Sterling principal deposits are held in a British Pound Sterling-denominated, interest-bearing demand account. For the six months ended April 30, 2014, there were British Pound Sterling principal deposits of 24,630,615, British Pound Sterling principal redemptions of 9,847,497 and British Pound Sterling withdrawals (to pay expenses) of 61,471, resulting in an ending British Pound Sterling principal balance of 44,315,160. This equates to 74,828,376 USD (which includes USD redemptions payable). For the year ended October 31, 2013, there were British Pound Sterling principal deposits of 69,154,062, British Pound Sterling principal redemptions of 83,948,697 and British Pound Sterling withdrawals (to pay expenses) of 153,852, resulting in an ending British Pound Sterling principal balance of 29,593,513. This equates to 47,544,974 USD.

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

Activity in redeemable capital Shares is as follows:

	Six months ended April 30, 2014 (Unaudited)		Year ended October 31, 2013
	Shares	U.S. Dollar Amount	Shares	U.S. Dollar Amount
Opening balance	300,000	$47,531,299	450,000	$71,738,811
Shares issued	250,000	40,591,254	700,000	107,977,153
Shares redeemed	(100,000)	(16,228,676)	(850,000)	(131,077,496)
Adjustment to period Shares due to currency movement and other	—	2,910,917	—	(1,107,169)

Ending balance	450,000	$74,804,794	300,000	$47,531,299

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

Liquidity

The Sponsor is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to the Trust’s liquidity needs. The Trust’s Depository, JPMorgan Chase Bank, N.A., London Branch, maintains two deposit accounts for the Trust, a primary deposit account that may earn interest and a secondary deposit account that does not earn interest. Interest on the primary deposit account, if any, accrues daily and is paid monthly. The interest rate in effect as of April 30, 2014 was an annual nominal rate of 0.03%. The following chart provides the daily rate paid by the Depository since April 30, 2009:

In exchange for a fee, the Sponsor bears most of the expense incurred by the Trust. As a result, the only ordinary expense of the Trust during the periods covered by this report was the Sponsor’s fee. Each month the Depository deposits into the secondary deposit account accrued but unpaid interest, if any, and the Trustee withdraws British Pounds Sterling from the secondary deposit account to pay the accrued Sponsor’s fee for the previous month plus other Trust expenses, if any. When the interest deposited, if any, exceeds the sum of the Sponsor’s fee for the prior month plus other Trust expenses, if any, the Trustee converts the excess into USD at a prevailing market rate and distributes the USD as promptly as practicable to Shareholders on a pro-rata basis (in accordance with the number of Shares that they own). The Trust did not make any distributions during the quarter ended April 30, 2014.

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

The functional currency of the Trust is the British Pound Sterling in accordance with ASC 830, Foreign Currency Translation.

Results of Operations

As of October 31, 2013, the number of British Pounds Sterling owned by the Trust was 29,593,513, resulting in a redeemable capital share value of $47,531,299. During the six months ended April 30, 2014, an additional 250,000 Shares were created in exchange for 24,630,615 British Pounds Sterling, and 100,000 Shares were redeemed in exchange for 9,847,497 British Pound Sterling. In addition, 61,471 British Pounds Sterling were withdrawn to pay the portion of sponsor fee that exceeded interest earned. As of April 30, 2014, the number of British Pounds Sterling owned by the Trust was 44,315,160, resulting in a redeemable capital Share value of $74,804,794.

An increase in the Trust’s redeemable capital Share value from $47,531,299 at October 31, 2013 to $74,804,794 at April 30, 2014, was primarily the result of an increase in the number of Shares outstanding from 300,000 at October 31, 2013 to 450,000 at April 30, 2014 coupled with an increase in the Closing Spot Rate from 1.6066 at October 31, 2013 to 1.6886 at April 30, 2014.

Interest income decreased from $10,999 for the three months ended April 30, 2013 to $8,784 for the three months ended April 30, 2014, and decreased from $20,199 for the six months ended April 30, 2013 to $16,679 for the six months ended April 30, 2014, attributable primarily to a decrease in the weighted-average British Pounds Sterling in the Trust and a slight decrease in the annual nominal interest rate paid by the Depository, as set forth in the chart above.

The Sponsor’s fee accrues daily at an annual nominal rate of 0.40% of the British Pounds Sterling in the Trust. Due primarily to an increase the closing spot rate, as set forth in the Closing Spot Rate chart above, the Sponsor’s fee increased from $69,852 for the three months ended April 30, 2013 to $71,339 for the three months ended April 30, 2014. This increase in the Sponsor’s fee was partially offset by a decrease in the weighted-average British Pounds Sterling in the Trust. Due primarily to a decrease in the weighted-average British Pounds Sterling in the Trust, the Sponsor’s fee decreased from $138,788 for the six months ended April 30, 2013 to $127,131 for the six months ended April 30, 2014. This decrease in Sponsor’s fee was partially offset by an increase in the closing spot rate. The only expense of the Trust during the three months and six months ended April 30, 2014 was the Sponsor’s fee.

The Trust’s net loss for the three months ended April 30, 2014 was $62,555 due to the Sponsor’s fee of $71,339 exceeding interest income of $8,784. The Trust’s net loss for the six months ended April 30, 2014 was $110,452 due to the Sponsor’s fee of $127,131 exceeding interest income of $16,679.

Cash dividends were not paid by the Trust during the three months ended April 30, 2013, the three months ended April 30, 2014, the six months ended April 30, 2013 and the six months ended April 30, 2014, as the Trust’s interest income did not exceed the Trust’s expenses during those periods.

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

Item 4. Controls and Procedures

The Trust maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) designed to ensure that material information relating to the Trust is recorded, processed and disclosed on a timely basis. The Trust’s disclosure controls and procedures are designed by or under the supervision of the Sponsor’s chief executive officer and chief financial officer, who exercise oversight over the Trust as the Trust has no officers. The chief executive officer and chief financial officer of the Sponsor have evaluated the effectiveness of the Trust’s disclosure controls and procedures as of April 30, 2014. Based on that evaluation, the chief executive officer and chief financial officer of the Sponsor have concluded that the disclosure controls and procedures of the Trust were effective as of the end of the period covered by this report.

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

(a) None.

(b) Not applicable.

(c) During the quarter ended April 30, 2014, 2 Baskets (100,000 Shares registered pursuant to Section 12 of the Securities Exchange Act of 1934) were redeemed by the Trust, as follows:

Period	Total Number of Registered Shares Redeemed	Average Price Per Share
02/01/2014 – 02/28/2014	—	$—
03/01/2014 – 03/31/2014	50,000	$164.23
04/01/2014 – 04/30/2014	50,000	$165.47

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6. Exhibits

Exhibit No.	Description

31.1	Certification by Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CURRENCYSHARES®
BRITISH POUND STERLING TRUST
	By	Guggenheim Specialized Products, LLC
Sponsor of the CurrencyShares®
British Pound Sterling Trust

Date: June 9, 2014		By:	/s/ JOSEPH ARRUDA
Joseph Arruda
Chief Financial Officer
(principal financial officer)