Form 10-Q
period 2014-07-31
CURRENCYSHARES BRITISH POUND STERLING TRUST
filed 2014-09-08
CIK 1353611

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2014

or

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CurrencyShares® British Pound Sterling Trust

Statements of Financial Condition

	July 31, 2014 (Unaudited)	October 31, 2013
Assets
Current Assets:
British Pound Sterling deposits, interest bearing	$91,359,727	$47,544,974
British Pound Sterling deposits, non-interest bearing	—	—
Receivable from accrued interest	4,081	2,475

Total Current Assets	$91,363,808	$47,547,449

Liabilities, Redeemable Capital Shares and Shareholders’ Equity
Current Liabilities:
Accrued Sponsor’s fee	$28,577	$16,150

Total Current Liabilities	28,577	16,150
Commitments and Contingent Liabilities (note 8)	—	—
Redeemable Capital Shares, at redemption value, no par value, 13,000,000 authorized – 550,000 and 300,000 issued and outstanding, respectively	91,335,231	47,531,299
Shareholders’ Equity:
Retained Earnings	—	—
Cumulative Translation Adjustment	—	—

Total Liabilities, Redeemable Capital Shares and Shareholders’ Equity	$91,363,808	$47,547,449

See Notes to Financial Statements.

CurrencyShares® British Pound Sterling Trust

Statements of Comprehensive Income

(Unaudited)

	Three months ended	Three months ended	Nine months ended	Nine months ended
	July 31, 2014	July 31, 2013	July 31, 2014	July 31, 2013
Income
Interest Income	$10,526	$11,763	$27,205	$31,962

Total Income	10,526	11,763	27,205	31,962
Expenses
Sponsor’s fee	(75,182)	(77,839)	(202,313)	(216,626)

Total Expenses	(75,182)	(77,839)	(202,313)	(216,626)
Net Loss	$(64,656)	$(66,076)	$(175,108)	$(184,664)

Basic and Diluted Earnings per Share	$(0.14)	$(0.13)	$(0.42)	$(0.39)
Weighted-average Shares Outstanding	449,457	509,239	413,370	473,077
Cash Dividends per Share	$—	$—	$—	$—
Other Comprehensive Income/(Loss):
Currency translation adjustment	226	620	(1,005)	225

Total Comprehensive Loss	$(64,430)	$(65,456)	$(176,113)	$(184,439)

See Notes to Financial Statements.

CurrencyShares® British Pound Sterling Trust

Statements of Changes in Shareholders’ Equity

	Nine months ended July 31, 2014 (Unaudited)	Year Ended October 31, 2013
Retained Earnings, Beginning of Period	$—	$—
Net Loss	(175,108)	(233,148)
Adjustment of redeemable capital shares to redemption value	175,108	233,148

Retained Earnings, End of Period	$—	$—

Cumulative Translation Adjustment, Beginning of Period	$—	$—
Currency translation adjustment	(1,005)	(532)
Adjustment of redeemable capital shares to redemption value	1,005	532

Cumulative Translation Adjustment, End of Period	$—	$—

See Notes to Financial Statements.

CurrencyShares® British Pound Sterling Trust

Statements of Cash Flows

(Unaudited)

	Nine months ended July 31, 2014	Nine months ended July 31, 2013
Cash flows from operating activities
Cash received for accrued income	$25,705	$32,259
Cash paid for expenses	(190,551)	(216,987)

Net cash used in operating activities	(164,846)	(184,728)
Cash flows from financing activities
Cash received to purchase redeemable shares	65,527,282	92,152,766
Cash paid to redeem redeemable shares	(24,571,048)	(92,144,335)

Net cash provided by financing activities	40,956,234	8,431
Adjustment to period cash flows due to currency movement	3,023,365	(4,227,179)

Increase/(Decrease) in cash	43,814,753	(4,403,476)
Cash at beginning of period	47,544,974	71,759,412

Cash at end of period	$91,359,727	$67,355,936

Reconciliation of net loss to net cash used in operating activities
Net Loss	$(175,108)	$(184,664)
Adjustments to reconcile net loss to net cash used in operating activities:
Receivable from accrued interest	(4,081)	(3,530)
Prior period receivable from accrued interest	2,475	3,969
Currency translation adjustment	(559)	1,023
Accrued sponsor fee	28,577	23,044
Prior period accrued sponsor fee	(16,150)	(24,570)

Net cash used in operating activities	$(164,846)	$(184,728)

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

3. British Pound Sterling Deposits

British Pound Sterling principal deposits are held in a British Pound Sterling-denominated, interest-bearing demand account. For the nine months ended July 31, 2014, there were British Pound Sterling principal deposits of 39,388,845, British Pound Sterling principal redemptions of 14,769,805 and British Pound Sterling withdrawals (to pay expenses) of 99,090, resulting in an ending British Pound Sterling principal balance of 54,113,463. This equates to 91,359,727 USD. For the year ended October 31, 2013, there were British Pound Sterling principal deposits of 69,154,062, British Pound Sterling principal redemptions of 83,948,697 and British Pound Sterling withdrawals (to pay expenses) of 153,852, resulting in an ending British Pound Sterling principal balance of 29,593,513. This equates to 47,544,974 USD.

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

Activity in redeemable capital Shares is as follows:

	Nine months ended July 31, 2014 (Unaudited)		Year ended October 31, 2013
		U.S. Dollar		U.S. Dollar
	Shares	Amount	Shares	Amount
Opening balance	300,000	$47,531,299	450,000	$71,738,811
Shares issued	400,000	65,527,282	700,000	107,977,153
Shares redeemed	(150,000)	(24,571,048)	(850,000)	(131,077,496)
Adjustment to period Shares due to currency movement and other	—	2,847,698	—	(1,107,169)

Ending balance	550,000	$91,335,231	300,000	$47,531,299

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

Liquidity

The Sponsor is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to the Trust’s liquidity needs. The Trust’s Depository, JPMorgan Chase Bank, N.A., London Branch, maintains two deposit accounts for the Trust, a primary deposit account that may earn interest and a secondary deposit account that does not earn interest. Interest on the primary deposit account, if any, accrues daily and is paid monthly. The interest rate in effect as of July 31, 2014 was an annual nominal rate of 0.03%. The following chart provides the daily rate paid by the Depository since July31, 2009:

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

The functional currency of the Trust is the British Pound Sterling in accordance with ASC 830, Foreign Currency Translation.

Results of Operations

As of October 31, 2013, the number of British Pounds Sterling owned by the Trust was 29,593,513, resulting in a redeemable capital share value of $47,531,299. During the nine months ended July 31, 2014, an additional 400,000 Shares were created in exchange for 39,388,845 British Pounds Sterling, and 150,000 Shares were redeemed in exchange for 14,769,805 British Pound Sterling. In addition, 99,090 British Pounds Sterling were withdrawn to pay the portion of sponsor fee that exceeded interest earned. As of July 31, 2014, the number of British Pounds Sterling owned by the Trust was 54,113,463, resulting in a redeemable capital Share value of $91,335,231.

An increase in the Trust’s redeemable capital Share value from $47,531,299 at October 31, 2013 to $91,335,231 at July 31, 2014, was primarily the result of an increase in the number of Shares outstanding from 300,000 at October 31, 2013 to 550,000 at July 31, 2014 coupled with an increase in the Closing Spot Rate from 1.6066 at October 31, 2013 to 1.6883 at July 31, 2014.

Interest income decreased from $11,763 for the three months ended July 31, 2013 to $10,526 for the three months ended July 31, 2014, and decreased from $31,962 for the nine months ended July 31, 2013 to $27,205 for the nine months ended July 31, 2014, attributable primarily to a decrease in the weighted-average British Pounds Sterling in the Trust and a slight decrease in the annual nominal interest rate paid by the Depository, as set forth in the chart above.

The Sponsor’s fee accrues daily at an annual nominal rate of 0.40% of the British Pounds Sterling in the Trust. Due primarily to a decrease in the weighted-average British Pound Sterling in the Trust, the Sponsor’s fee decreased from $77,839 for the three months ended July 31, 2013 to $75,182 for the three months ended July 31, 2014, and decreased from $216,626 for the nine months ended July 31, 2013 to $202,313 for the nine months ended July 31, 2014. This decrease in Sponsor’s fee was partially offset by an increase in the Closing Spot Rate, as set forth in the chart above. The only expense of the Trust during the three months and nine months ended July 31, 2014 was the Sponsor’s fee.

The Trust’s net loss for the three months ended July 31, 2014 was $64,656 due to the Sponsor’s fee of $75,182 exceeding interest income of $10,526. The Trust’s net loss for the nine months ended July 31, 2014 was $175,108 due to the Sponsor’s fee of $202,313 exceeding interest income of $27,205.

Cash dividends were not paid by the Trust during the three months ended July 31, 2013, the three months ended July 31, 2014, the nine months ended July 31, 2013 and the nine months ended July 31, 2014, as the Trust’s interest income did not exceed the Trust’s expenses during those periods.

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

Item 4. Controls and Procedures

The Trust maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) designed to ensure that material information relating to the Trust is recorded, processed and disclosed on a timely basis. The Trust’s disclosure controls and procedures are designed by or under the supervision of the Sponsor’s chief executive officer and chief financial officer, who exercise oversight over the Trust as the Trust has no officers. The chief executive officer and chief financial officer of the Sponsor have evaluated the effectiveness of the Trust’s disclosure controls and procedures as of July 31, 2014. Based on that evaluation, the chief executive officer and chief financial officer of the Sponsor have concluded that the disclosure controls and procedures of the Trust were effective as of the end of the period covered by this report.

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

(c) During the quarter ended July 31, 2014, 1 Baskets (50,000 Shares registered pursuant to Section 12 of the Securities Exchange Act of 1934) were redeemed by the Trust, as follows:

Period	Total Number of Registered Shares Redeemed	Average Price Per Share
05/01/2014 – 05/31/2014	50,000	$166.32
06/01/2014 – 06/30/2014	—	$—
07/01/2014 – 07/31/2014	—	$—

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

CURRENCYSHARES®
BRITISH POUND STERLING TRUST

	By	Guggenheim Specialized Products, LLC
Sponsor of the CurrencyShares®
British Pound Sterling Trust

Date: September 8, 2014		By:	/s/ JOSEPH ARRUDA
Joseph Arruda
Chief Financial Officer
(principal financial officer)