Form 10-K
period 2014-10-31
CURRENCYSHARES BRITISH POUND STERLING TRUST
filed 2015-01-14
CIK 1353611

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Aggregate market value of 450,000 shares of the registrant’s common stock held by non-affiliates of the registrant, based on the closing price of a share of the registrant’s common stock on April 30, 2014 as reported by NYSE Arca on that date: $74,776,500.

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

The Trust’s only ordinary recurring expense is the Sponsor’s fee. The Sponsor is responsible for payment of the following administrative and marketing expenses of the Trust: the Trustee’s monthly fee, typical maintenance and transaction fees of the Depository, NYSE listing fees, NYSE Arca listing fees, printing and mailing costs, audit fees and expenses, up to $100,000 per year in legal fees and expenses, and applicable license fees. The Sponsor also paid the costs of the Trust’s organization, including the applicable SEC registration fees. The Sponsor’s fee accrues daily at an annual nominal rate of 0.40% of the British Pound Sterling in the Trust (including all unpaid interest but excluding unpaid fees, each as accrued through the immediately preceding day). The Sponsor was paid $278,701 for the fiscal year ended October 31, 2014.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Following are the high and low sale prices of the Shares as reported by the NYSE Arca for each of the quarters during the fiscal years ended October 31, 2014 and October 31, 2013:

Fiscal Year Ended October 31, 2014:	High	Low
Quarter Ended
January 31, 2014	$163.86	$156.86
April 30, 2014	$166.17	$160.66
July 31, 2014	$168.88	$164.48
October 31, 2014	$165.99	$156.31

Fiscal Year Ended October 31, 2013:	High	Low
Quarter Ended
January 31, 2013	$161.02	$155.15
April 30, 2013	$156.13	$147.30
July 31, 2013	$155.39	$146.80
October 31, 2013	$160.11	$149.19

The number of record holders of Shares of the registrant as of November 30, 2014 was approximately 64.

Although the Trust does not purchase Shares directly from its shareholders, the Trust redeemed Baskets from Authorized Participants in the fourth quarter of the fiscal year covered by this report as follows:

Month	Shares	Average Price
August	100,000	$164.36
September	50,000	$161.77
October	150,000	$158.26

The Trust did not distribute any cash dividends per Share during the fiscal years ended October 31, 2014 and October 31, 2013.

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

Item 6. Selected Financial Data

Following are financial highlights for the fiscal years ended October 31, 2014, October 31, 2013, October 31, 2012, October 31, 2011 and October 31, 2010.

	Fiscal Year ended October 31, 2014	Fiscal Year ended October 31, 2013	Fiscal Year ended October 31, 2012	Fiscal Year ended October 31, 2011	Fiscal Year ended October 31, 2010
Income

Interest income	$38,379	$40,264	$104,673	$192,387	$137,295

Total Income	38,379	40,264	104,637	192,387	137,295

Expenses

Sponsor’s fee	(278,701)	(273,412)	(367,500)	(498,370)	(503,728)

Total Expenses	(278,701)	(273,412)	(367,500)	(498,370)	(503,728)

Net Loss	$(240,322)	$(233,148)	$(262,827)	$(305,983)	$(366,433)

Basic and Diluted Earnings per Share	$(0.56)	$(0.52)	$(0.45)	$(0.39)	$(0.45)

Weighted-average Shares Outstanding	427,534	444,658	586,612	780,274	811,233

Cash Dividends per Share	$—	$—	$—	$—	$—

Other Comprehensive Income/(Loss):

Currency translation adjustment	412	(532)	(2,572)	(5,138)	(3,975)

Total Comprehensive Loss	$(239,910)	$(233,680)	$(265,399)	$(311,121)	$(370,408)

As of October 31, 2014, total assets were $62,916,331, and for the fiscal year ended October 31, 2014, net cash flows were $15,367,563.

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

Liquidity

The Sponsor is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to the Trust’s liquidity needs. The Trust’s Depository, JPMorgan Chase Bank, N.A., London Branch, maintains two deposit accounts for the Trust, a primary deposit account that may earn interest and a secondary deposit account that does not earn interest. Interest on the primary deposit account, if any, accrues daily and is paid monthly. The interest rate in effect as of October 31, 2014 was an annual nominal rate of 0.05%. The following chart provides the daily rate paid by the Depository since October 31, 2009:

In exchange for a fee, the Sponsor bears most of the expense incurred by the Trust. As a result, the only ordinary expense of the Trust during the periods covered by this report was the Sponsor’s fee. Each month the Depository deposits into the secondary deposit account accrued but unpaid interest, if any, and the Trustee withdraws British Pounds Sterling from the secondary deposit account to pay the accrued Sponsor’s fee for the previous month plus other Trust expenses, if any. When the interest deposited, if any, exceeds the sum of the Sponsor’s fee for the prior month plus other Trust expenses, if any, the Trustee converts the excess into USD at a prevailing market rate and distributes the USD as promptly as practicable to Shareholders on a pro-rata basis (in accordance with the number of Shares that they own). The Trust did not make any distributions during the quarter ended October 31, 2014.

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

The functional currency of the Trust is the British Pound Sterling in accordance with ASC 830, Foreign Currency Translation.

Results of Operations

As of October 31, 2012, the number of British Pounds Sterling owned by the Trust was 44,542,000, resulting in a redeemable capital share value of $71,759,412. During the year ended October 31, 2013, an additional 700,000 shares were created in exchange for 69,154,062 British Pounds Sterling and 850,000 shares were redeemed in exchange for 83,948,697 British Pounds Sterling. In addition, 153,852 British Pounds Sterling were withdrawn to pay the portion of sponsor fee that exceeded interest earned. As of October 31, 2013, the number of British Pounds Sterling owned by the Trust was 29,593,513, resulting in a redeemable capital share value of $47,531,299. During the year ended October 31, 2014, an additional 550,000 shares were created in exchange for 54,135,736 British Pounds Sterling and 450,000 shares were redeemed in exchange for 44,264,919 British Pounds Sterling. In addition, 140,283 British Pounds Sterling were withdrawn to pay the portion of sponsor fee that exceeded interest earned. As of October 31, 2014, the number of British Pounds Sterling owned by the Trust was 39,324,047, resulting in a redeemable capital share value of $62,891,429.

An increase in the Trust’s redeemable capital share value from $47,531,299 at October 31, 2013 to $62,891,429 at October 31, 2014, was primarily the result of an increase in the number of Shares outstanding from 300,000 at October 31, 2013 to 400,000 at October 31, 2014. The increase in redeemable capital share value was partially offset by a decrease in the Closing Spot Rate from 1.6066 at October 31, 2013 to 1.5998 at October 31, 2014. A decrease in the Trust’s redeemable capital share value from $71,759,412 at October 31, 2012 to $47,531,299 at October 31, 2013, was primarily the result of a decrease in the number of shares outstanding from 450,000 at October 31, 2012 to 300,000 at October 31, 2013, coupled with a decrease in the Closing Spot Rate from 1.6111 at October 31, 2012 to 1.6066 at October 31, 2013.

Interest income decreased from $40,264 for the year ended October 31, 2013 to $38,379 for the year ended October 31, 2014, attributable primarily to a decrease in the weighted-average British Pounds Sterling in the Trust. Interest income decreased from $104,673 for the year ended October 31, 2012 to $40,264 for the year ended October 31, 2013 attributable primarily to a decrease in the weighted-average British Pounds Sterling in the Trust.

The Sponsor’s fee accrues daily at an annual nominal rate of 0.40% of the British Pounds Sterling in the Trust. Due primarily to an increase in the closing spot rate as set forth in the previous ‘Closing Spot Rate’ chart, the Sponsor’s fee increased from $273,412 for the year ended October 31, 2013 to $278,701 for the year ended October 31, 2014. The increase in Sponsor’s fee was partially offset by a decrease in the weighted-average British Pounds Sterling in the Trust. The only expense of the Trust during the year ended October 31, 2014 was the Sponsor’s fee. Due primarily to a decrease in the weighted-average British Pounds Sterling in the Trust, the Sponsor’s fee decreased from $367,500 for the year ended October 31, 2012 to $273,412 for the year ended October 31, 2013. The only expense of the Trust during the year ended October 31, 2013 was the Sponsor’s fee.

The Trust’s net loss for the year ended October 31, 2014 was $240,322 due to the Sponsor’s fee of $278,701 exceeding interest income of $38,379. The Trust’s net loss for the year ended October 31, 2013 was $233,148, due to the Sponsor’s fee of $273,412 exceeding interest income of $40,264. The Trust’s net loss for the year ended October 31, 2012 was $262,827 as a result of the Sponsor’s fee of $367,500 exceeding interest income of $104,673.

Cash Dividends were not paid by the Trust in the years ended October 31, 2014, October 31, 2013 and October 31, 2012 as the Trust’s interest income did not exceed the Trust’s expenses during those periods.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The chief executive officer and chief financial officer of the Sponsor have evaluated the effectiveness of the Trust’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange

Act of 1934, as amended (the “Exchange Act”)) as of October 31, 2014. Based on that evaluation, the chief executive officer and chief financial officer of the Sponsor have concluded that the disclosure controls and procedures of the Trust were effective as of the end of the period covered by this annual report.

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

The chief executive officer and chief financial officer of the Sponsor have assessed the effectiveness of the Trust’s internal control over financial reporting as of October 31, 2014. Their assessment included an evaluation of the design of the Trust’s internal control over financial reporting and testing of the operation effectiveness of its internal controls over financial reporting. Based on their assessment and those criteria, the chief executive officer and chief financial officer of the Sponsor believe that the Trust maintained effective internal control over financial reporting as of October 31, 2014.

Effectiveness of the Trust’s internal control over financial reporting as of October 31, 2014 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report included herein.

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

Nikolaos Bonos, 51, has been the Chief Executive Officer of the Sponsor since May 2009. Mr. Bonos has been a Manager of the Sponsor since September 2005. Prior to his appointment as Chief Executive Officer, Mr. Bonos served as the Chief Financial Officer of the Sponsor beginning in September 2005. Mr. Bonos has served as Executive Officer of Rydex Fund Services LLC, an affiliate of the Sponsor, from January 2009 to the present and as Senior Vice President of Rydex Fund Services LLC, from December 2003 to August 2006 and Vice President of Accounting of Rydex Fund Services LLC, from 2001 to December 2003. Mr. Bonos also serves as Treasurer and Vice President for certain funds in the Guggenheim fund complex. Mr. Bonos holds a Bachelor of Science in Business Administration with a major in Finance from Suffolk University.

Joseph Arruda, 48, has been the Chief Financial Officer of the Sponsor since May 2009. Mr. Arruda has been a Manager of the Sponsor since July 2009. Prior to his appointment as Chief Financial Officer, Mr. Arruda served as Vice President, Fund Accounting, and Administration, of the Sponsor beginning in 2003. Mr. Arruda also services as Assistant Treasurer for certain funds in the Guggenheim fund complex. From 1997 to 2003, Mr. Arruda served as Vice President, Fund Accounting at State Street Corporation. He holds a Bachelor of Science with a Finance and Accounting concentration from Bridgewater State College.

Michael Byrum, 44, has served as a Manager of the Sponsor since September 2005. Since August 2006, he has served as the Chief Investment Officer, of Rydex Advisors II, LLC (RAII), and Rydex Advisors, LLC (RA), affiliates of the Sponsor, and each of which were merged into Security Investors, LLC, also an affiliate of the Sponsor, as of January 3, 2011. Mr. Byrum served as the Executive Vice President of RAII from December 2002 to May 2004, and as President of RA from May 2004 until January 2011. He has served as Senior Vice President of Security Investors, LLC, since December 1, 2010. Mr. Byrum is a Chartered Financial Analyst and has a Bachelor of Science in Business Administration with a major in Finance from Miami University of Ohio.

Item 11. Executive Compensation

Not applicable.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

None.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Not applicable.

Item 14. Principal Accountant Fees and Services

The following fees were paid by the Sponsor and were for services performed by Ernst & Young LLP for the fiscal years ended October 31, 2014 and October 31, 2013:

	2014	2013

Audit Fees	$25,229	$23,361
Audit-related fees	0	0
Tax fees	0	0
All other Fees	0	0

	$25,229	$23,361

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

Financial Statements as of October 31, 2014

Report of Independent Registered Public Accounting Firm

To the Shareholders of CurrencyShares® British Pound Sterling Trust:

We have audited the accompanying statements of financial condition of CurrencyShares® British Pound Sterling Trust (the “Trust”) as of October 31, 2014 and 2013, and the related statements of comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended October 31, 2014. These financial statements are the responsibility of the Trust’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CurrencyShares® British Pound Sterling Trust at October 31, 2014 and 2013, and the results of its operations and its cash flows for each of the three years in the period ended October 31, 2014, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), CurrencyShares® British Pound Sterling Trust’s internal control over financial reporting as of October 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework), and our report dated January 14, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, VA

January 14, 2015

Report of Independent Registered Public Accounting Firm

To The Board of Directors and the Shareholders of CurrencyShares® British Pound Sterling Trust:

We have audited CurrencyShares® British Pound Sterling Trust’s (the “Trust”) internal control over financial reporting as of October 31, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). The Trust’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting appearing under Item 9A Controls and Procedures. Our responsibility is to express an opinion on the Trust’s internal control over financial reporting based on our audit.

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

In our opinion, CurrencyShares® British Pound Sterling Trust maintained, in all material respects, effective internal control over financial reporting as of October 31, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statements of financial condition as of October 31, 2014 and 2013, and the related statements of income and comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended October 31, 2014 of CurrencyShares® British Pound Sterling Trust and our report dated January 14, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, VA

January 14, 2015

CurrencyShares® British Pound Sterling Trust

Statements of Financial Condition

	October 31, 2014	October 31, 2013

Assets
Current Assets:
British Pound Sterling deposits, interest bearing	$62,912,537	$47,544,974
British Pound Sterling deposits, non-interest bearing	—	—
Receivable from accrued interest	3,794	2,475

Total Current Assets	$62,916,331	$47,547,449

Liabilities, Redeemable Capital Shares and Shareholders’ Equity
Current Liabilities:
Accrued Sponsor’s fee	$24,902	$16,150

Total Current Liabilities	24,902	16,150

Commitments and Contingent Liabilities (note 9)	—	—

Redeemable Capital Shares, at redemption value, no par value, 13,000,000 authorized – 400,000 and 300,000 issued and outstanding, respectively	62,891,429	47,531,299
Shareholders’ Equity:
Retained Earnings	—	—
Cumulative Translation Adjustment	—	—

Total Liabilities, Redeemable Capital Shares and Shareholders’ Equity	$62,916,331	$47,547,449

See Notes to Financial Statements.

CurrencyShares® British Pound Sterling Trust

Statements of Comprehensive Income

	Year ended October 31, 2014	Year ended October 31, 2013	Year ended October 31, 2012

Income
Interest Income	$38,379	$40,264	$104,673

Total Income	38,379	40,264	104,673

Expenses
Sponsor’s fee	(278,701)	(273,412)	(367,500)

Total Expenses	(278,701)	(273,412)	(367,500)

Net Loss	$(240,322)	$(233,148)	$(262,827)

Basic and Diluted Earnings per Share	$(0.56)	$(0.52)	$(0.45)
Weighted-average Shares Outstanding	427,534	444,658	586,612
Cash Dividends per Share	$—	$—	$—

Other Comprehensive Income/(Loss):
Currency translation adjustment	412	(532)	(2,572)

Total Comprehensive Loss	$(239,910)	$(233,680)	$(265,399)

See Notes to Financial Statements.

CurrencyShares® British Pound Sterling Trust

Statements of Changes in Shareholders’ Equity

	Year ended October 31, 2014	Year ended October 31, 2013	Year ended October 31, 2012

Retained Earnings, Beginning of Year	$—	$—	$—
Net Loss	(240,322)	(233,148)	(262,827)
Adjustment of redeemable capital shares to redemption value	240,322	233,148	262,827

Retained Earnings, End of Year	$—	$—	$—

Cumulative Translation Adjustment, Beginning of Year	$—	$—	$—
Currency translation adjustment	412	(532)	(2,572)
Adjustment of redeemable capital shares to redemption value	(412)	532	2,572

Cumulative Translation Adjustment, End of Year	$—	$—	$—

See Notes to Financial Statements.

CurrencyShares® British Pound Sterling Trust

Statements of Cash Flows

	Year ended October 31, 2014	Year ended October 31, 2013	Year ended October 31, 2012

Cash flows from operating activities
Cash received for accrued income	$36,987	$41,827	$116,470
Cash paid for expenses	(269,366)	(282,051)	(379,419)

Net cash used in operating activities	(232,379)	(240,224)	(262,949)

Cash flows from financing activities
Cash received to purchase redeemable shares	89,675,846	107,977,153	39,142,894
Cash paid to redeem redeemable shares	(73,324,837)	(131,077,496)	(62,590,899)

Net cash provided by/(used in) financing activities	16,351,009	(23,100,343)	(23,448,005)

Adjustment to period cash flows due to currency movement	(751,067)	(873,871)	(659,884)

Increase/(Decrease) in cash	15,367,563	(24,214,438)	(24,370,838)
Cash at beginning of year	47,544,974	71,759,412	96,130,250

Cash at end of year	$62,912,537	$47,544,974	$71,759,412

Reconciliation of net loss to net cash used in operating activities
Net Loss	$(240,322)	$(233,148)	$(262,827)
Adjustments to reconcile net loss to net cash used in operating activities:
Receivable from accrued interest	(3,794)	(2,475)	(3,969)
Prior year receivable from accrued interest	2,475	3,969	15,791
Currency translation adjustment	510	(150)	92
Accrued sponsor fee	24,902	16,150	24,570
Prior period accrued sponsor fee	(16,150)	(24,570)	(36,606)

Net cash used in operating activities	$(232,379)	$(240,224)	$(262,949)

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

British Pound Sterling principal deposits are held in a British Pound Sterling-denominated, interest-bearing demand account. For the year ended October 31, 2014, there were British Pound Sterling principal deposits of 54,135,736, British Pound Sterling principal redemptions of 44,264,919 and British Pound Sterling withdrawals (to pay expenses) of 140,283, resulting in an ending British Pound Sterling principal balance of 39,324,047. This equates to 62,912,537 USD. For the year ended October 31, 2013, there were British Pound Sterling principal deposits of 69,154,062, British Pound Sterling principal redemptions of 83,948,697 and British Pound Sterling withdrawals (to pay expenses) of 153,852, resulting in an ending British Pound Sterling principal balance of 29,593,513. This equates to 47,544,974 USD. For the year ended October 31, 2012, there were British Pound Sterling principal deposits of 24,786,533, British Pound Sterling principal redemptions of 39,634,561 and British Pound Sterling withdrawals (to pay expenses) of 166,507, resulting in an ending British Pound Sterling principal balance of 44,542,000. This equates to 71,759,412 USD.

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

Activity in redeemable capital Shares is as follows:

	Year ended		Year ended		Year ended
	October 31, 2014		October 31, 2013		October 31, 2012
	Shares	U.S. Dollar Amount	Shares	U.S. Dollar Amount	Shares	U.S. Dollar Amount

Opening balance	300,000	$47,531,299	450,000	$71,738,811	600,000	$96,109,435

Shares issued	550,000	89,675,846	700,000	107,977,153	250,000	39,142,894

Shares redeemed	(450,000)	(73,324,837)	(850,000)	(131,077,496)	(400,000)	(62,590,899)

Adjustment to period Shares due to currency movement and other	—	(990,879)	—	(1,107,169)	—	(922,619)

Ending balance	400,000	$62,891,429	300,000	$47,531,299	450,000	$71,738,811

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

5.	Selected Quarterly Information (Unaudited)

Fiscal Period Ended October 31, 2014:

	Three months ended	Three months ended	Three months ended	Three months ended
	October 31, 2014	July 31, 2014	April 30, 2014	January 31, 2014

Income
Interest Income	$11,174	$10,526	$8,784	$7,895

Total Income	11,174	10,526	8,784	7,895

Expenses
Sponsor’s fee	(76,388)	(75,182)	(71,339)	(55,792)

Total Expenses	(76,388)	(75,182)	(71,339)	(55,792)

Net Loss	$(65,214)	$(64,656)	$(62,555)	$(47,897)

Basic and Diluted Earnings per Share	$(0.14)	$(0.14)	$(0.14)	$(0.14)
Weighted-average Shares Outstanding	469,565	449,457	447,191	344,565
Cash Dividends per Share	$—	$—	$—	$—

Other Comprehensive Income/(Loss):
Currency translation adjustment	1,417	226	(889)	(342)

Total Comprehensive Loss	$(63,797)	$(64,430)	$(63,444)	$(48,239)

Fiscal Period Ended October 31, 2013:

	Three months ended October 31, 2013	Three months ended July 31, 2013	Three months ended April 30, 2013	Three months ended January 31, 2013

Income
Interest Income	$8,302	$11,763	$10,999	$9,200

Total Income	8,302	11,763	10,999	9,200

Expenses
Sponsor’s fee	(56,786)	(77,839)	(69,852)	(68,935)

Total Expenses	(56,786)	(77,839)	(69,852)	(68,935)

Net Loss	$(48,484)	$(66,076)	$(58,853)	$(59,735)

Basic and Diluted Earnings per Share	$(0.13)	$(0.13)	$(0.12)	$(0.14)
Weighted-average Shares Outstanding	360,326	509,239	475,281	434,783
Cash Dividends per Share	$—	$—	$—	$—

Other Comprehensive Income/(Loss):
Currency translation adjustment	(757)	620	(1,008)	613

Total Comprehensive Loss	$(49,241)	$(64,456)	$(59,861)	$(59,122)

6.	Sponsor’s Fee

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Rockville, State of Maryland, on January 14, 2015.

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

Signature	Capacity	Date

/s/ NIKOLAOS BONOS Nikolaos Bonos	Director and Chief Executive Officer (principal executive officer)	January 14, 2015

/s/ JOSEPH ARRUDA Joseph Arruda	Director and Chief Financial Officer (principal financial officer and principal accounting officer)	January 14, 2015

/s/ MICHAEL BYRUM Michael Byrum	Director	January 14, 2015

*	The registrant is a trust and the persons are signing in their capacities as officers or directors of Guggenheim Specialized Products, LLC, the Sponsor of the registrant.