Form 10-Q
period 2015-01-31
CURRENCYSHARES BRITISH POUND STERLING TRUST
filed 2015-03-12
CIK 1353611

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2015

or

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CurrencyShares® British Pound Sterling Trust

Statements of Financial Condition

	January 31, 2015 (Unaudited)	October 31, 2014
Assets
Current Assets:
British Pound Sterling deposits, interest bearing	$44,255,692	$62,912,537
British Pound Sterling deposits, non-interest bearing	—	—
Receivable from accrued interest	2,370	3,794

Total Current Assets	$44,258,062	$62,916,331

Liabilities, Redeemable Capital Shares and Shareholders’ Equity
Current Liabilities:
Accrued Sponsor’s fee	$15,033	$24,902

Total Current Liabilities	15,033	24,902

Commitments and Contingent Liabilities (note 8)	—	—

Redeemable Capital Shares, at redemption value, no par value, 13,000,000 authorized – 300,000 and 400,000 issued and outstanding, respectively	44,243,029	62,891,429
Shareholders’ Equity:
Retained Earnings	—	—
Cumulative Translation Adjustment	—	—

Total Liabilities, Redeemable Capital Shares and Shareholders’ Equity	$44,258,062	$62,916,331

See Notes to Financial Statements.

CurrencyShares® British Pound Sterling Trust

Statements of Comprehensive Income

(Unaudited)

	Three months ended January 31, 2015	Three months ended January 31, 2014
Income
Interest Income	$8,316	$7,895

Total Income	8,316	7,895

Expenses
Sponsor’s fee	(53,799)	(55,792)

Total Expenses	(53,799)	(55,792)
Net Loss	$(45,483)	$(47,897)

Basic and Diluted Earnings per Share	$(0.13)	$(0.14)
Weighted-average Shares Outstanding	348,913	344,565
Cash Dividends per Share	$—	$—
Other Comprehensive Income/(Loss):
Currency translation adjustment	1,465	(342)

Total Comprehensive Loss	$(44,018)	$(48,239)

See Notes to Financial Statements.

CurrencyShares® British Pound Sterling Trust

Statements of Changes in Shareholders’ Equity

	Three months ended January 31, 2015 (Unaudited)	Year Ended October 31, 2014
Retained Earnings, Beginning of Period	$—	$—
Net Loss	(45,483)	(240,322)
Adjustment of redeemable capital shares to redemption value	45,483	240,322

Retained Earnings, End of Period	$—	$—

Cumulative Translation Adjustment, Beginning of Period	$—	$—
Currency translation adjustment	1,465	412
Adjustment of redeemable capital shares to redemption value	(1,465)	(412)

Cumulative Translation Adjustment, End of Period	$—	$—

See Notes to Financial Statements.

CurrencyShares® British Pound Sterling Trust

Statements of Cash Flows

(Unaudited)

	Three months ended January 31, 2015	Three months ended January 31, 2014
Cash flows from operating activities
Cash received for accrued income	$9,547	$7,720
Cash paid for expenses	(62,421)	(53,075)

Net cash used in operating activities	(52,874)	(45,355)

Cash flows from financing activities
Cash received to purchase redeemable shares	—	8,045,304
Cash paid to redeem redeemable shares	(15,245,120)	—

Net cash (used in)/provided by financing activities	(15,245,120)	8,045,304

Adjustment to period cash flows due to currency movement	(3,358,851)	1,147,607

(Decrease)/Increase in cash	(18,656,845)	9,147,556
Cash at beginning of period	62,912,537	47,544,974

Cash at end of period	$44,255,692	$56,692,530

Reconciliation of net loss to net cash used in operating activities
Net Loss	$(45,483)	$(47,897)
Adjustments to reconcile net loss to net cash used in operating activities:
Receivable from accrued interest	(2,370)	(2,708)
Prior period receivable from accrued interest	3,794	2,475
Currency translation adjustment	1,054	(332)
Accrued sponsor fee	15,033	19,257
Prior period accrued sponsor fee	(24,902)	(16,150)

Net cash used in operating activities	$(52,874)	$(45,355)

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

The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q. In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Trust’s financial statements included in the Form 10-K as filed on January 14, 2015.

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

The Trustee calculates the Trust’s net asset value (“NAV”) each business day, as described in Note 4. For NAV calculation purposes, British Pound Sterling deposits (cash) are translated at the Closing Spot Rate, which is the USD/British Pound Sterling exchange rate as determined by The WM Company, at 4:00 PM (London time / London fixing) on each day that NYSE Arca is open for regular trading.

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

British Pound Sterling principal deposits are held in a British Pound Sterling-denominated, interest-bearing demand account. For the three months ended January 31, 2015, there were no British Pound Sterling principal deposits, British Pound Sterling principal redemptions of 9,823,519 and British Pound Sterling withdrawals (to pay expenses) of 34,070, resulting in an ending British Pound Sterling principal balance of 29,466,458. This equates to 44,255,692 USD. For the year ended October 31, 2014, there were British Pound Sterling principal deposits of 54,135,736, British Pound Sterling principal redemptions of 44,264,919 and British Pound Sterling withdrawals (to pay expenses) of 140,283, resulting in an ending British Pound Sterling principal balance of 39,324,047. This equates to 62,912,537 USD.

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

Activity in redeemable capital Shares is as follows:

	Three months ended January 31, 2015 (Unaudited)		Year ended October 31, 2014
	Shares	U.S. Dollar Amount	Shares	U.S. Dollar Amount
Opening Balance	400,000	$62,891,429	300,000	$47,531,299
Shares issued	—	—	550,000	89,675,846
Shares redeemed	(100,000)	(15,245,120)	(450,000)	(73,324,837)
Adjustment to period Shares due to currency movement and other	—	(3,403,280)	—	(990,879)

Ending Balance	300,000	$44,243,029	400,000	$62,891,429

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

Definition of Net Asset Value

The Trustee calculates, and the Sponsor publishes, the Trust’s Net Asset Value (“NAV”) each business day. To calculate the NAV, the Trustee adds to the amount of British Pounds Sterling in the Trust at the end of the preceding day accrued but unpaid interest, if any, British Pounds Sterling receivable under pending purchase orders and the value of other Trust assets, and subtracts the accrued but unpaid Sponsor’s fee, British Pounds Sterling payable under pending redemption orders and other Trust expenses and liabilities, if any. The NAV is expressed in U.S. Dollars (“USD”) based on the British Pound Sterling/USD exchange rate as determined by The WM Company, at 4:00 PM (London time / London fixing) (the “Closing Spot Rate”) on each day that NYSE Arca is open for regular trading. If, on a particular evaluation day, the Closing Spot Rate has not been determined and announced by 6:00 PM (London time), then the most recent Closing Spot Rate is used to determine the NAV of the Trust unless the Trustee, in consultation with the Sponsor, determines that such price is inappropriate to use as the basis for the valuation.

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

Liquidity

The Sponsor is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to the Trust’s liquidity needs. The Trust’s Depository, JPMorgan Chase Bank, N.A., London Branch, maintains two deposit accounts for the Trust, a primary deposit account that may earn interest and a secondary deposit account that does not earn interest. Interest on the primary deposit account, if any, accrues daily and is paid monthly. The interest rate in effect as of January 31, 2015 was an annual nominal rate of 0.05%. The following chart provides the daily rate paid by the Depository since January 31, 2010:

In exchange for a fee, the Sponsor bears most of the expense incurred by the Trust. As a result, the only ordinary expense of the Trust during the periods covered by this report was the Sponsor’s fee. Each month the Depository deposits into the secondary deposit account accrued but unpaid interest, if any, and the Trustee withdraws British Pounds Sterling from the secondary deposit account to pay the accrued Sponsor’s fee for the previous month plus other Trust expenses, if any. When the interest deposited, if any, exceeds the sum of the Sponsor’s fee for the prior month plus other Trust expenses, if any, the Trustee converts the excess into USD at a prevailing market rate and distributes the USD as promptly as practicable to Shareholders on a pro-rata basis (in accordance with the number of Shares that they own). The Trust did not make any distributions during the quarter ended January 31, 2015.

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

The functional currency of the Trust is the British Pound Sterling in accordance with ASC 830, Foreign Currency Translation.

Results of Operations

As of October 31, 2014, the number of British Pounds Sterling owned by the Trust was 39,324,047, resulting in a redeemable capital share value of $62,891,429. During the three months ended January 31, 2015, no additional Shares were created, and 100,000 Shares were redeemed in exchange for 9,823,519 British Pounds Sterling. In addition, 34,070 British Pounds Sterling were withdrawn to pay the portion of sponsor fee that exceeded interest earned. As of January 31, 2015, the number of British Pounds Sterling owned by the Trust was 29,466,458, resulting in a redeemable capital Share value of $44,243,029.

A decrease in the Trust’s redeemable capital Share value from $62,891,429 at October 31, 2014 to $44,243,029 at January 31, 2015, was primarily the result of a decrease in the number of Shares outstanding from 400,000 at October 31, 2014 to 300,000 at January 31, 2015, and a decrease in the Closing Spot Rate from 1.5998 at October 31, 2014 to 1.5019 at January 31, 2015.

Interest income increased from $7,895 for the three months ended January 31, 2014 to $8,316 for the three months ended January 31, 2015, attributable primarily to an increase in the weighted-average British Pounds Sterling in the Trust. The annual nominal interest rate paid by the Depository remained relatively flat through both periods, as set forth in the chart above.

The Sponsor’s fee accrues daily at an annual nominal rate of 0.40% of the British Pounds Sterling in the Trust. Due primarily to a decrease in the Closing Spot Rate, as set forth in the “Closing Spot Rate” chart on page 11, the Sponsor’s fee decreased from $55,792 for the three months ended January 31, 2014 to $53,799 for the three months ended January 31, 2015. This decrease in Sponsor’s fee was partially offset by an increase in the weighted-average British Pounds Sterling in the Trust. The only expense of the Trust during the three months ended January 31, 2015 was the Sponsor’s fee

The Trust’s net loss for the three months ended January 31, 2015 was $45,483 due to the Sponsor’s fee of $53,799 exceeding interest income of $8,316.

Cash dividends were not paid by the Trust during the three months ended January 31, 2014 and the three months ended January 31, 2015 as the Trust’s interest income did not exceed the Trust’s expenses during those periods.

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

Item 4. Controls and Procedures

The Trust maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) designed to ensure that material information relating to the Trust is recorded, processed and disclosed on a timely basis. The Trust’s disclosure controls and procedures are designed by or under the supervision of the Sponsor’s chief executive officer and chief financial officer, who exercise oversight over the Trust as the Trust has no officers. The chief executive officer and chief financial officer of the Sponsor have evaluated the effectiveness of the Trust’s disclosure controls and procedures as of January 31, 2015. Based on that evaluation, the chief executive officer and chief financial officer of the Sponsor have concluded that the disclosure controls and procedures of the Trust were effective as of the end of the period covered by this report.

There were no changes in the Trust’s internal control over financial reporting that occurred during the Trust’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in the “Risk Factors” section of the Trust’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on January 14, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) None.

(b) Not applicable.

(c) During the quarter ended January 31, 2015, 2 Basket (100,000 Shares registered pursuant to Section 12 of the Securities Exchange Act of 1934) was redeemed by the Trust, as follows:

Period	Total Number of Registered Shares Redeemed	Average Price Per Share
11/01/2014 – 11/30/2014	—	$—
12/01/2014 – 12/31/2014	100,000	$153.30
01/01/2015 – 01/31/2015	—	$—

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

CURRENCYSHARES®
BRITISH POUND STERLING TRUST

	By	Guggenheim Specialized Products, LLC
Sponsor of the CurrencyShares®
British Pound Sterling Trust

Date: March 12, 2015		By:	/s/ JOSEPH ARRUDA
Joseph Arruda
Chief Financial Officer
(principal financial officer)