Form 10-Q
period 2015-07-31
CURRENCYSHARES BRITISH POUND STERLING TRUST
filed 2015-09-09
CIK 1353611

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2015

or

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CurrencyShares® British Pound Sterling Trust

Statements of Financial Condition

	July 31, 2015 (Unaudited)	October 31, 2014
Assets
Current Assets:
British Pound Sterling deposits, interest bearing	$53,560,405	$62,912,537
British Pound Sterling deposits, non-interest bearing	—	—
Subscriptions receivable	7,649,506	—
Receivable from accrued interest	3,417	3,794

Total Current Assets	$61,213,328	$62,916,331

Liabilities, Redeemable Capital Shares and Shareholders’ Equity
Current Liabilities:
Redemptions payable	$7,649,826	$—
Accrued Sponsor’s fee	16,182	24,902

Total Current Liabilities	7,666,008	24,902

Commitments and Contingent Liabilities (note 8)	—	—

Redeemable Capital Shares, at redemption value, no par value, 13,000,000 authorized – 350,000 and 400,000 issued and outstanding, respectively	53,547,320	62,891,429
Shareholders’ Equity:
Retained Earnings	—	—
Cumulative Translation Adjustment	—	—

Total Liabilities, Redeemable Capital Shares and Shareholders’ Equity	$61,213,328	$62,916,331

See Notes to Financial Statements.

CurrencyShares® British Pound Sterling Trust

Statements of Comprehensive Income

(Unaudited)

	Three months ended July 31, 2015	Three months ended July 31, 2014	Nine months ended July 31, 2015	Nine months ended July 31, 2014
Income
Interest Income	$10,507	$10,526	$28,345	$27,205

Total Income	10,507	10,526	28,345	27,205

Expenses
Sponsor’s fee	(47,568)	(75,182)	(146,759)	(202,313)

Total Expenses	(47,568)	(75,182)	(146,759)	(202,313)
Net Loss	$(37,061)	$(64,656)	$(118,414)	$(175,108)

Basic and Diluted Earnings per Share	$(0.12)	$(0.14)	$(0.36)	$(0.42)
Weighted-average Shares Outstanding	309,239	449,457	324,725	413,370
Cash Dividends per Share	$—	$—	$—	$—

Other Comprehensive (Loss)/Income:
Currency translation adjustment	(184)	226	576	(1,005)

Total Comprehensive Loss	$(37,245)	$(64,430)	$(117,838)	$(176,113)

See Notes to Financial Statements.

CurrencyShares® British Pound Sterling Trust

Statements of Changes in Shareholders’ Equity

	Nine months ended July 31, 2015 (Unaudited)	Year Ended October 31, 2014
Retained Earnings, Beginning of Period	$—	$—
Net Loss	(118,414)	(240,322)
Adjustment of redeemable capital shares to redemption value	118,414	240,322

Retained Earnings, End of Period	$—	$—

Cumulative Translation Adjustment, Beginning of Period	$—	$—
Currency translation adjustment	576	412
Adjustment of redeemable capital shares to redemption value	(576)	(412)

Cumulative Translation Adjustment, End of Period	$—	$—

See Notes to Financial Statements.

CurrencyShares® British Pound Sterling Trust

Statements of Cash Flows

(Unaudited)

	Nine months ended July 31, 2015	Nine months ended July 31, 2014
Cash flows from operating activities
Cash received for accrued income	$28,638	$25,705
Cash paid for expenses	(154,705)	(190,551)

Net cash used in operating activities	(126,067)	(164,846)

Cash flows from financing activities
Cash received to purchase redeemable shares	52,794,479	65,527,282
Cash paid to redeem redeemable shares	(60,358,670)	(24,571,048)

Net cash (used in)/provided by financing activities	(7,564,191)	40,956,234

Adjustment to period cash flows due to currency movement	(1,661,874)	3,023,365

(Decrease)/Increase in cash	(9,352,132)	43,814,753
Cash at beginning of period	62,912,537	47,544,974

Cash at end of period	$53,560,405	$91,359,727

Reconciliation of net loss to net cash used in operating activities
Net Loss	$(118,414)	$(175,108)
Adjustments to reconcile net loss to net cash used in operating activities:
Receivable from accrued interest	(3,417)	(4,081)
Prior period receivable from accrued interest	3,794	2,475
Currency translation adjustment	690	(559)
Accrued sponsor fee	16,182	28,577
Prior period accrued sponsor fee	(24,902)	(16,150)

Net cash used in operating activities	$(126,067)	$(164,846)

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

3. British Pound Sterling Deposits

British Pound Sterling principal deposits are held in a British Pound Sterling-denominated, interest-bearing demand account. For the nine months ended July 31, 2015, there were British Pound Sterling principal deposits of 39,237,596, British Pound Sterling principal redemptions of 44,157,280 and British Pound Sterling withdrawals (to pay expenses) of 81,990, resulting in an ending British Pound Sterling principal balance of 34,322,373. This equates to 53,560,085 (which includes USD subscriptions receivable and redemptions payable) USD. For the year ended October 31, 2014, there were British Pound Sterling principal deposits of 54,135,736, British Pound Sterling principal redemptions of 44,264,919 and British Pound Sterling withdrawals (to pay expenses) of 140,283, resulting in an ending British Pound Sterling principal balance of 39,324,047. This equates to 62,912,537 USD.

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

Activity in redeemable capital Shares is as follows:

	Nine months ended July 31, 2015 (Unaudited)		Year ended October 31, 2014
	Shares	U.S. Dollar Amount	Shares	U.S. Dollar Amount
Opening Balance	400,000	$62,891,429	300,000	$47,531,299
Shares issued	400,000	60,331,727	550,000	89,675,846
Shares redeemed	(450,000)	(67,896,234)	(450,000)	(73,324,837)
Adjustment to period Shares due to currency movement and other	—	(1,779,602)	—	(990,879)

Ending Balance	350,000	$53,547,320	400,000	$62,891,429

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

Liquidity

The Sponsor is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to the Trust’s liquidity needs. The Trust’s Depository, JPMorgan Chase Bank, N.A., London Branch, maintains two deposit accounts for the Trust, a primary deposit account that may earn interest and a secondary deposit account that does not earn interest. Interest on the primary deposit account, if any, accrues daily and is paid monthly. The interest rate in effect as of July 31, 2015 was an annual nominal rate of 0.08%. The following chart provides the daily rate paid by the Depository since July 31, 2010:

In exchange for a fee, the Sponsor bears most of the expense incurred by the Trust. As a result, the only ordinary expense of the Trust during the periods covered by this report was the Sponsor’s fee. Each month the Depository deposits into the secondary deposit account accrued but unpaid interest, if any, and the Trustee withdraws British Pounds Sterling from the secondary deposit account to pay the accrued Sponsor’s fee for the previous month plus other Trust expenses, if any. When the interest deposited, if any, exceeds the sum of the Sponsor’s fee for the prior month plus other Trust expenses, if any, the Trustee converts the excess into USD at a prevailing market rate and distributes the USD as promptly as practicable to Shareholders on a pro-rata basis (in accordance with the number of Shares that they own). The Trust did not make any distributions during the quarter ended July 31, 2015.

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

The functional currency of the Trust is the British Pound Sterling in accordance with ASC 830, Foreign Currency Translation.

Results of Operations

As of October 31, 2014, the number of British Pounds Sterling owned by the Trust was 39,324,047, resulting in a redeemable capital share value of $62,891,429. During the nine months ended July 31, 2015, 400,000 Shares were created in exchange for 39,237,596 British Pounds Sterling, and 450,000 Shares were redeemed in exchange for 44,157,280 British Pounds Sterling. In addition, 81,990 British Pounds Sterling were withdrawn to pay the portion of sponsor fee that exceeded interest earned. As of July 31, 2015, the number of British Pounds Sterling owned by the Trust was 34,322,373, resulting in a redeemable capital Share value of $53,547,320.

A decrease in the Trust’s redeemable capital Share value from $62,891,429 at October 31, 2014 to $53,547,320 at July 31, 2015, was primarily the result of a decrease in the number of Shares outstanding from 400,000 at October 31, 2014 to 350,000 at July 31, 2015, and a decrease in the Closing Spot Rate from 1.5998 at October 31, 2014 to 1.5605 at July 31, 2015.

Interest income decreased from $10,526 for the three months ended July 31, 2014 to $10,507 for the three months ended July 31, 2015, due primarily to a decrease in the weighted-average British Pounds Sterling in the Trust. This decrease in interest income was partially offset by an increase in the annual nominal interest rate paid by the Depository, as set forth in the chart above. Interest income increased from $27,205 for the nine months ended July 31, 2014 to $28,345 for the nine months ended July 31, 2015, attributable primarily to an increase in the annual nominal interest rate paid by the Depository, as set forth in the chart above. This increase in interest income was partially offset by a decrease in the weighted-average British Pounds Sterling in the Trust.

The Sponsor’s fee accrues daily at an annual nominal rate of 0.40% of the British Pounds Sterling in the Trust. Due primarily to a decrease in the weighted-average British Pounds Sterling in the Trust, the Sponsor’s fee decreased from $75,182 for the three months ended July 31, 2014 to $47,568 for the three months ended July 31, 2015, and decreased from $202,313 for the nine months ended July 31, 2014 to $146,759 for the nine months ended July 31, 2015. The only expense of the Trust during the three months and nine months ended July 31, 2015 was the Sponsor’s fee.

The Trust’s net loss for the three months ended July 31, 2015 was $37,061 due to the Sponsor’s fee of $47,568 exceeding interest income of $10,507. The Trust’s net loss for the nine months ended July 31, 2015 was $118,414 due to the Sponsor’s fee of $146,759 exceeding interest income of $28,345.

Cash dividends were not paid by the Trust during the three months ended July 31, 2014, the three months ended July 31, 2015, the nine months ended July 31, 2014 and the nine months ended July 31, 2015, as the Trust’s interest income did not exceed the Trust’s expenses during those periods.

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

Item 4. Controls and Procedures

The Trust maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) designed to ensure that material information relating to the Trust is recorded, processed and disclosed on a timely basis. The Trust’s disclosure controls and procedures are designed by or under the supervision of the Sponsor’s chief executive officer and chief financial officer, who exercise oversight over the Trust as the Trust has no officers. The chief executive officer and chief financial officer of the Sponsor have evaluated the effectiveness of the Trust’s disclosure controls and procedures as of July 31, 2015. Based on that evaluation, the chief executive officer and chief financial officer of the Sponsor have concluded that the disclosure controls and procedures of the Trust were effective as of the end of the period covered by this report.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) None.

(b) Not applicable.

(c) During the quarter ended July 31, 2015, 4 Baskets (200,000 Shares registered pursuant to Section 12 of the Securities Exchange Act of 1934) were redeemed by the Trust, as follows:

Period	Total Number of Registered Shares Redeemed	Average Price Per Share
05/01/2015 – 05/31/2015	—	$—
06/01/2015 – 06/30/2015	150,000	$152.67
07/01/2015 – 07/31/2015	50,000	$152.74

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

CURRENCYSHARES®
BRITISH POUND STERLING TRUST

	By	Guggenheim Specialized Products, LLC
Sponsor of the CurrencyShares®
British Pound Sterling Trust

Date: September 9, 2015		By:	/s/ JOSEPH ARRUDA
Joseph Arruda
Chief Financial Officer
(principal financial officer)