Form 10-K
period 2015-10-31
CURRENCYSHARES BRITISH POUND STERLING TRUST
filed 2016-01-14
CIK 1353611

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2015

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Aggregate market value of 300,000 shares of the registrant’s common stock held by non-affiliates of the registrant, based on the closing price of a share of the registrant’s common stock on April 30, 2015 as reported by NYSE Arca on that date: $45,198,000.

CURRENCYSHARES® BRITISH POUND STERLING TRUST

i

PART I

Item 1. Business

Overview

The CurrencyShares® British Pound Sterling Trust (the “Trust”) is a grantor trust that was formed on June 8, 2006. The shares began trading on the New York Stock Exchange under the ticker symbol “FXB” on June 26, 2006. The primary listing of the Shares was transferred to NYSE Arca, Inc. (“NYSE Arca”) on October 30, 2007. The Trust issues shares (the “Shares”) in blocks of 50,000 (a “Basket”) in exchange for deposits of British Pound Sterling and distributes British Pound Sterling in connection with the redemption of Baskets.

The investment objective of the Trust is for the Shares to reflect the price in USD of British Pound Sterling plus accrued interest, if any, less the expenses of the Trust’s operations. The Shares are intended to offer investors an opportunity to participate in the market for the British Pound Sterling through an investment in securities. The Shares are intended to provide institutional and retail investors with a simple, cost-effective means of gaining investment benefits similar to those of holding the British Pound Sterling. The Shares are bought and sold on NYSE Arca like any other exchange-listed security. The Shares are backed by the assets of the Trust, which does not hold or use derivative products. The Trust is a passive investment vehicle and does not have any officers, directors or employees. The Trust does not engage in any activities designed to obtain profit from, or ameliorate losses caused by, changes in the price of the British Pound Sterling. Investing in the Shares does not insulate the investor from certain risks, including price volatility. The value of the holdings of the Trust is reported on the Trust’s website, www.currencyshares.com, each business day.

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

The Trust’s only ordinary recurring expense is the Sponsor’s fee. The Sponsor is responsible for payment of the following administrative and marketing expenses of the Trust: the Trustee’s monthly fee, typical maintenance and transaction fees of the Depository, NYSE Arca listing fees, printing and mailing costs, audit fees and expenses, up to $100,000 per year in legal fees and expenses, and applicable license fees. The Sponsor also paid the costs of the Trust’s organization, including the applicable SEC registration fees. The Sponsor’s fee accrues daily at an annual nominal rate of 0.40% of the British Pound Sterling in the Trust (including all unpaid interest but excluding unpaid fees, each as accrued through the immediately preceding day). The Sponsor was paid $200,882 for the fiscal year ended October 31, 2015.

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

Depository and Deposit Accounts

JPMorgan Chase Bank, N.A., London Branch, is the Depository. The Depository maintains two deposit accounts for the Trust, a primary deposit account that may earn interest and a secondary deposit account that does not earn interest (collectively, the “Deposit Accounts”). Interest on the primary deposit account, if any, accrues daily and is paid monthly. If the Sponsor believes that the interest rate paid by the Depository is not competitive, the Sponsor’s recourse is to remove the Depository by terminating the Deposit Account Agreement and closing the Deposit Accounts. The Depository is not paid a fee for its services to the Trust. The Depository may earn a “spread” or “margin” over the rate of interest it pays to the Trust on the British Pound Sterling deposit balances.

The secondary deposit account is used to account for any interest that may be received and paid on creations and redemptions of Baskets. The secondary deposit account is also used to account for interest earned on the primary deposit account, if any, pay Trust expenses and distribute any excess interest to Shareholders on a monthly basis. In the event that the interest deposited exceeds the sum of the Sponsor’s fee for the prior month plus other Trust expenses, if any, then the Trustee will direct that the excess be converted into USD at a prevailing market rate and the Trustee will distribute the USD as promptly as practicable to Shareholders on a pro-rata basis (in accordance with the number of Shares that they own).

Trust Expenses

In certain exceptional cases the Trust may pay expenses in addition to the Sponsor’s fee. These exceptions include expenses not assumed by the Sponsor, expenses resulting from a negative interest rate, taxes and governmental charges, expenses and costs of any extraordinary services performed by the Trustee or the Sponsor on behalf of the Trust or action taken by the Trustee or the Sponsor to protect the Trust or the interests of Shareholders, indemnification of the Sponsor under the Depositary Trust Agreement, and legal expenses in excess of $100,000 per year.

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

Voting and Approvals

Shareholders have no voting rights under the Depositary Trust Agreement, except in limited circumstances. If the holders of at least 25% of the Shares outstanding determine that the Trustee is in material breach of its obligations under the Depositary Trust Agreement, they may provide written notice to the Trustee (or require the Sponsor to do so) specifying the default and requiring the Trustee to cure such default. If the Trustee fails to cure such breach within 30 days after receipt of such notice, the Sponsor, acting on behalf of the Shareholders, may remove the Trustee. The holders of at least 66-2/3% of the Shares outstanding may vote to remove the Trustee. The Trustee must terminate the Trust at the request of the holders of at least 75% of the outstanding Shares.

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

Only Authorized Participants may place orders to create and redeem Baskets. An Authorized Participant is a Depository Trust Company (“DTC”) participant that is a registered broker-dealer or other securities market participant, such as a bank or other financial institution that is not required to register as a broker-dealer to engage in securities transactions.

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

The British Pound Sterling/USD exchange rate, like foreign exchange rates in general, can be volatile and difficult to predict. This volatility could materially and adversely affect the performance of the Shares.

Foreign exchange rates are influenced by the factors identified in the preceding risk factor and may also be influenced by: changing supply and demand for a particular currency; monetary policies of governments (including exchange control programs, restrictions on local exchanges or markets and limitations on foreign investment in a country or on investment by residents of a country in other countries); changes in balances of payments and trade; trade restrictions; and currency devaluations and revaluations. Also, governments from time to time intervene in the currency markets, directly and by regulation, in order to influence prices directly. These events and actions are unpredictable. The resulting volatility in the British Pound Sterling/USD exchange rate could materially and adversely affect the performance of the Shares.

If interest earned by the Trust does not exceed the Trust’s expenses, the Trustee will withdraw British Pounds Sterling from the Trust to pay these excess expenses, which will reduce the amount of British Pounds Sterling represented by each Share on an ongoing basis and may result in adverse tax consequences for Shareholders.

Each outstanding Share represents a fractional, undivided interest in the British Pounds Sterling held by the Trust. Recently, the amount of interest earned by the Trust has not exceeded the Trust’s expenses; accordingly, the Trustee has been required to withdraw British Pounds Sterling from the Trust to pay these excess expenses. As long as the amount of interest earned does not exceed expenses, the amount of British Pounds Sterling represented by each Share will gradually decline over time. This is true even if additional Shares are issued in exchange for additional deposits of British Pounds Sterling into the Trust, as the amount of British Pounds Sterling required to create Shares will proportionately reflect the amount of British Pounds Sterling represented by the Shares outstanding at the time of creation. Assuming a constant British Pounds Sterling price, if expenses exceed interest earned, the trading price of the Shares will gradually decline relative to the price of the British Pounds Sterling as the amount of British Pounds Sterling represented by the Shares gradually declines. In this event, the Shares will only maintain their original price if the price of the British Pound Sterling increases. There is no guarantee that interest earned by the Trust in the future will exceed the Trust’s expenses.

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

The occurrence of any one of several events would either require the Trust to terminate or permit the Sponsor to terminate the Trust. For example, if the Depository were to resign or be removed, then the Sponsor would be required to terminate the Trust. Shareholders tendering their Shares within 90 days of the Trust’s termination will receive the amount of British Pounds Sterling represented by their Shares. Shareholders may incur significant fees if they choose to convert the British Pounds Sterling they receive to USD.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The principal offices of the Sponsor and the Trust are at 805 King Farm Boulevard, Suite 600, Rockville, Maryland 20850, which is leased by an affiliate of the Sponsor. Neither the Sponsor nor the Trust owns or leases any other property.

Item 3. Legal Proceedings

None.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Following are the high and low sale prices of the Shares as reported by NYSE Arca for each of the quarters during the fiscal years ended October 31, 2015 and October 31, 2014:

Fiscal Year Ended October 31, 2015:	High	Low
Quarter Ended
January 31, 2015	$157.20	$147.23
April 30, 2015	$152.45	$143.71
July 31, 2015	$155.83	$148.38
October 31, 2015	$154.71	$148.21

Fiscal Year Ended October 31, 2014:	High	Low
Quarter Ended
January 31, 2014	$163.86	$156.86
April 30, 2014	$166.17	$160.66
July 31, 2014	$168.88	$164.48
October 31, 2014	$165.99	$156.31

The number of record holders of Shares of the registrant as of November 30, 2015 was approximately 65.

Although the Trust does not purchase Shares directly from its shareholders, the Trust redeemed Baskets from Authorized Participants in the fourth quarter of the fiscal year covered by this report as follows:

Month	Shares	Average Price
August	50,000	$153.59
September	—	$—
October	—	$—

The Trust did not distribute any cash dividends per Share during the fiscal years ended October 31, 2015 and October 31, 2014.

In the future, to the extent that the interest earned by the Trust, if any, exceeds the sum of the Sponsor’s fee for the prior month plus other Trust expenses, if any, the Trust will distribute, as a dividend, the excess interest earned in British Pound Sterling effective on the first business day of the subsequent month. The Trustee will direct that the excess British Pound Sterling be converted into USD at a prevailing market rate and the Trustee will distribute the USD as promptly as practicable to Shareholders on a pro-rata basis (in accordance with the number of Shares that they own).

Item 6. Selected Financial Data

Following are financial highlights for the fiscal years ended October 31, 2015, October 31, 2014, October 31, 2013, October 31, 2012 and October 31, 2011.

	Fiscal Year ended October 31, 2015	Fiscal Year ended October 31, 2014	Fiscal Year ended October 31, 2013	Fiscal Year ended October 31, 2012	Fiscal Year ended October 31, 2011
Income

Interest income	$40,300	$38,379	$40,264	$104,673	$192,387

Total Income	40,300	38,379	40,264	104,637	192,387

Expenses

Sponsor’s fee	(200,882)	(278,701)	(273,412)	(367,500)	(498,370)

Total Expenses	(200,882)	(278,701)	(273,412)	(367,500)	(498,370)

Net Loss	$(160,582)	$(240,322)	$(233,148)	$(262,827)	$(305,983)

Basic and Diluted Earnings per Share	$(0.48)	$(0.56)	$(0.52)	$(0.45)	$(0.39)

Weighted-average Shares Outstanding	332,603	427,534	444,658	586,612	780,274

Cash Dividends per Share	$—	$—	$—	$—	$—

Other Comprehensive Income/(Loss):

Currency translation adjustment	486	412	(532)	(2,572)	(5,138)

Total Comprehensive Loss	$(160,096)	$(239,910)	$(233,680)	$(265,399)	$(311,121)

As of October 31, 2015, total assets were $60,537,423, and for the fiscal year ended October 31, 2015, net cash flows were $(2,379,469).

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

Movements in the Price of British Pound Sterling

The investment objective of the Trust is for the Shares to reflect the price in USD of the British Pound Sterling plus accrued interest, if any, less the expenses of the Trust’s operations. The Shares are intended to provide institutional and retail investors with a simple, cost-effective means of gaining investment benefits similar to those of holding British Pounds Sterling. Each outstanding Share represents a proportional interest in the British Pounds Sterling held by the Trust. The following chart provides recent trends on the price of the British Pound Sterling. The chart illustrates movements in the price of the British Pound Sterling in USD and is based on the Closing Spot Rate:

Closing Spot Rate

NAV per Share; Valuation of British Pound Sterling

The following chart illustrates the movement in the price of the Shares based on (1) NAV per Share, (2) the “bid” and “ask” midpoint offered on NYSE Arca and (3) the Closing Spot Rate, expressed as a multiple of 100 British Pounds Sterling:

FXB Price Movement

Liquidity

The Sponsor is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to the Trust’s liquidity needs. The Trust’s Depository, JPMorgan Chase Bank, N.A., London Branch, maintains two deposit accounts for the Trust, a primary deposit account that may earn interest and a secondary deposit account that does not earn interest. Interest on the primary deposit account, if any, accrues daily and is paid monthly. The interest rate in effect as of October 31, 2015 was an annual nominal rate of 0.08%. The following chart provides the daily rate paid by the Depository since October 31, 2010:

FXB Daily Rate

In exchange for a fee, the Sponsor bears most of the expenses incurred by the Trust. As a result, the only ordinary expense of the Trust during the periods covered by this report was the Sponsor’s fee. Each month the Depository deposits into the secondary deposit account accrued but unpaid interest, if any, and the Trustee withdraws British Pounds Sterling from the secondary deposit account to pay the accrued Sponsor’s fee for the previous month plus other Trust expenses, if any. When the interest deposited, if any, exceeds the sum of the Sponsor’s fee for the prior month plus other Trust expenses, if any, the Trustee converts the excess into USD at a prevailing market rate and distributes the USD as promptly as practicable to Shareholders on a pro-rata basis (in accordance with the number of Shares that they own). The Trust did not make any distributions during the quarter ended October 31, 2015.

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

The functional currency of the Trust is the British Pound Sterling in accordance with ASC 830, Foreign Currency Translation.

Results of Operations

As of October 31, 2013, the number of British Pounds Sterling owned by the Trust was 29,593,513, resulting in a redeemable capital share value of $47,531,299. During the year ended October 31, 2014, an additional 550,000 shares were created in exchange for 54,135,736 British Pounds Sterling and 450,000 shares were redeemed in exchange for 44,264,919 British Pounds Sterling. In addition, 140,283 British Pounds Sterling were withdrawn to pay the portion of sponsor fee that exceeded interest earned. As of October 31, 2014, the number of British Pounds Sterling owned by the Trust was 39,324,047, resulting in a redeemable capital share value of $62,891,429. During the year ended October 31, 2015, an additional 500,000 shares were created in exchange for 49,037,380 British Pounds Sterling and 500,000 shares were redeemed in exchange for 49,058,362 British Pounds Sterling. In addition, 107,843 British Pounds Sterling were withdrawn to pay the portion of sponsor fee that exceeded interest earned. As of October 31, 2015, the number of British Pounds Sterling owned by the Trust was 39,195,222 resulting in a redeemable capital share value of $60,518,104.

A decrease in the Trust’s redeemable capital share value from $62,891,429 at October 31, 2014 to $60,518,104 at October 31, 2015, was primarily the result of a decrease in the Closing Spot Rate from 1.5998 at October 31, 2014 to 1.5444 at October 31, 2015. An increase in the Trust’s redeemable capital share value from $47,531,299 at October 31, 2013 to $62,891,429 at October 31, 2014, was primarily the result of an increase in the number of Shares outstanding from 300,000 at October 31, 2013 to 400,000 at October 31, 2014. The increase in redeemable capital share value was partially offset by a decrease in the Closing Spot Rate from 1.6066 at October 31, 2013 to 1.5998 at October 31, 2014.

Interest income increased from $38,379 for the year ended October 31, 2014 to $40,300 for the year ended October 31, 2015 attributable primarily to an increase in the annual nominal interest rate paid by the Depository, as set forth in the chart above. This increase in interest income was partially offset by a decrease in the weighted-average British Pounds Sterling in the Trust. Interest income decreased from $40,264 for the year ended October 31, 2013 to $38,379 for the year ended October 31, 2014, attributable primarily to a decrease in the weighted-average British Pounds Sterling in the Trust.

The Sponsor’s fee accrues daily at an annual nominal rate of 0.40% of the British Pounds Sterling in the Trust. Due primarily to a decrease in the weighted-average British Pounds Sterling in the Trust, the Sponsor’s fee decreased from $278,701 for the year ended October 31, 2014 to $200,882 for the year ended October 31, 2015. The only expense of the Trust during the year ended October 31, 2015 was the Sponsor’s fee. Due primarily to an increase in the closing spot rate as set forth in the previous ‘Closing Spot Rate’ chart, the Sponsor’s fee increased from $273,412 for the year ended October 31, 2013 to $278,701 for the year ended October 31, 2014. The increase in Sponsor’s fee was partially offset by a decrease in the weighted-average British Pounds Sterling in the Trust. The only expense of the Trust during the year ended October 31, 2014 was the Sponsor’s fee.

The Trust’s net loss for the year ended October 31, 2015 was $160,582 as a result of the Sponsor’s fee of $200,882 exceeding interest income of $40,300. The Trust’s net loss for the year ended October 31, 2014 was $240,322 due to the Sponsor’s fee of $278,701 exceeding interest income of $38,379. The Trust’s net loss for the year ended October 31, 2013 was $233,148, due to the Sponsor’s fee of $273,412 exceeding interest income of $40,264.

Cash dividends were not paid by the Trust in the years ended October 31, 2015, October 31, 2014 and October 31, 2013 as the Trust’s interest income did not exceed the Trust’s expenses during those periods.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Except as described above with respect to the British Pound Sterling/USD exchange rate and the nominal annual interest rate paid by the Depository on British Pound Sterling held by the Trust, the Trust is not subject to market risk. The Trust does not hold securities and does not invest in derivative instruments.

Item 8. Financial Statements and Supplementary Data

See Index to Financial Statements on page F-1 for a list of the financial statements filed with this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The chief executive officer and chief financial officer of the Sponsor have evaluated the effectiveness of the Trust’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of October 31, 2015. Based on that evaluation, the chief executive officer and chief financial officer of the Sponsor have concluded that the disclosure controls and procedures of the Trust were effective as of the end of the period covered by this annual report.

Management’s Report on Internal Control over Financial Reporting

The Sponsor’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined under Rules 13a-15(f) and 15d-15(f) of the Exchange Act. The Trust’s internal control over financial reporting is based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (COSO), and is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Trust’s assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that the Trust’s receipts and expenditures are being made only in accordance with appropriate authorizations; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Trust’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become ineffective because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

The chief executive officer and chief financial officer of the Sponsor have assessed the effectiveness of the Trust’s internal control over financial reporting as of October 31, 2015. Their assessment included an evaluation of the design of the Trust’s internal control over financial reporting and testing of the operation effectiveness of its internal controls over financial reporting. Based on their assessment and those criteria, the chief executive officer and chief financial officer of the Sponsor believe that the Trust maintained effective internal control over financial reporting as of October 31, 2015.

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

Nikolaos Bonos, 52, has been the Chief Executive Officer of the Sponsor since May 2009. Mr. Bonos has been a Manager of the Sponsor since September 2005. Prior to his appointment as Chief Executive Officer, Mr. Bonos served as the Chief Financial Officer of the Sponsor beginning in September 2005. Mr. Bonos has served as Executive Officer of Rydex Fund Services, LLC, an affiliate of the Sponsor, from January 2009 to the present and as Senior Vice President of Rydex Fund Services, LLC, from December 2003 to August 2006 and Vice President of Accounting of Rydex Fund Services, LLC, from 2001 to December 2003. Mr. Bonos also serves as Treasurer and Vice President for certain funds in the Guggenheim fund complex. Mr. Bonos holds a Bachelor of Science in Business Administration with a major in Finance from Suffolk University.

Joseph Arruda, 49, has been the Chief Financial Officer of the Sponsor since May 2009. Mr. Arruda has been a Manager of the Sponsor since July 2009. Prior to his appointment as Chief Financial Officer, Mr. Arruda served as Vice President, Fund Accounting, and Administration, of the Sponsor beginning in 2003. Mr. Arruda also serves as Assistant Treasurer for certain funds in the Guggenheim fund complex. From 1997 to 2003, Mr. Arruda served as Vice President, Fund Accounting at State Street Corporation. He holds a Bachelor of Science with a Finance and Accounting concentration from Bridgewater State College.

Michael Byrum, 45, has served as a Manager of the Sponsor since September 2005. Since August 2006, he has served as the Chief Investment Officer, of Rydex Advisors II, LLC (RAII), and Rydex Advisors, LLC (RA), affiliates of the Sponsor, and each of which were merged into Security Investors, LLC, also an affiliate of the Sponsor, as of January 3, 2011. Mr. Byrum served as the Executive Vice President of RAII from December 2002 to May 2004, and as President of RA from May 2004 until January 2011. He has served as Senior Vice President of Security Investors, LLC, since December 1, 2010. Mr. Byrum is a Chartered Financial Analyst and has a Bachelor of Science in Business Administration with a major in Finance from Miami University of Ohio.

Item 11. Executive Compensation

Not applicable.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

None.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Not applicable.

Item 14. Principal Accountant Fees and Services

The following fees were paid by the Sponsor and were for services performed by Ernst & Young LLP for the fiscal years ended October 31, 2015 and October 31, 2014:

	2015	2014

Audit Fees	$25,231	$25,229
Audit-related fees	0	0
Tax fees	0	0
All other Fees	0	0

	$25,231	$25,229

PART IV

Item 15. Exhibits and Financial Statement Schedules.

Financial Statements

See Index to Financial Statements on Page F-1 for a list of the financial statements being filed as a part of this report. Schedules have been omitted since they are either not required, not applicable or the information has otherwise been included.

Exhibits

Exhibit No.	Description

3.1	Certificate of Formation of Guggenheim Specialized Products, LLC dated September 14, 2005, incorporated herein by reference to Exhibit 3.1 to the Registration Statement on Form S-1 (File number 333-132361) filed by the Trust on March 13, 2006.

3.2	Amendment to Certificate of Formation of Guggenheim Specialized Products, LLC dated March 27, 2012, incorporated herein by reference to Exhibit 3.2 to the Annual Report on Form 10-K filed by the Trust on January 14, 2013.

3.3	Limited Liability Company Agreement of Guggenheim Specialized Products, LLC, incorporated herein by reference to Exhibit 3.2 to the Registration Statement on Form S-1 (File number 333-132361) filed by the Trust on March 13, 2006.

4.1	Depositary Trust Agreement dated as of June 8, 2006 among Guggenheim Specialized Products, LLC, The Bank of New York, all registered owners and beneficial owners of British Pound Sterling Currency Shares issued thereunder and all depositors, incorporated herein by reference to Exhibit 4.1 to the Annual Report on Form 10K/A filed by the Trust on March 10, 2011.

4.2	Amendment to Depositary Trust Agreement dated as of November 13, 2008 between Guggenheim Specialized Products, LLC and The Bank of New York Mellon, incorporated herein by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q filed by the Trust on September 9, 2010.

4.3	Global Amendment to Depositary Trust Agreement dated as of March 6, 2012 between Guggenheim Specialized Products, LLC and The Bank of New York Mellon, incorporated herein by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q filed by the Trust on March 12, 2012.

4.4	Participant Agreement dated as of March 25, 2010 among Knight Clearing Services, LLC, The Bank of New York, and Guggenheim Specialized Products, LLC (together with Schedule pursuant to Instruction 2 to Item 601 of Regulation S-K), incorporated herein by reference to Exhibit 4.4 to the Annual Report on Form 10-K filed by the Trust on January 14, 2013.

4.5	Amendment to Participant Agreements dated as of December 9, 2010 between The Bank of New York Mellon, the trusts set forth on Schedule A thereto and Guggenheim Specialized Products, LLC, incorporated herein by reference to Exhibit 4.4 to the Annual Report on Form 10K/A filed by the Trust on March 10, 2011.

4.6	Amendment to Participant Agreements dated as of January 15, 2011 between The Bank of New York, the trusts set forth on Schedule A thereto and Guggenheim Specialized Products, LLC, incorporated herein by reference to Exhibit 4.5 to the Annual Report on Form 10K/A filed by the Trust on March 10, 2011.

10.1	Deposit Account Agreement dated as of June 8, 2006 between The Bank of New York and the London Branch of JPMorgan Chase Bank, N.A., incorporated herein by reference to Exhibit 10.1 to the Annual Report on Form 10K/A filed by the Trust on March 10, 2011.

10.2	Amendment to Deposit Account Agreement dated as of November 13, 2008 between The Bank of New York Mellon and the London Branch of JPMorgan Chase Bank, N.A., incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by the Trust on September 9, 2010.

10.3	Sublicense Agreement dated as of June 9, 2006 between PADCO Advisors II, Inc. and Guggenheim Specialized Products, LLC, incorporated herein by reference to Exhibit 10.3 to the Annual Report on Form 10K/A filed by the Trust on March 10, 2011.

31.1	Certification by Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

CurrencyShares® British Pound Sterling Trust

Financial Statements as of October 31, 2015

Report of Independent Registered Public Accounting Firm

To the Board of Directors and the Shareholders of CurrencyShares® British Pound Sterling Trust:

We have audited the accompanying statements of financial condition of CurrencyShares® British Pound Sterling Trust (the “Trust”) as of October 31, 2015 and 2014, and the related statements of comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended October 31, 2015. These financial statements are the responsibility of the Trust’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Trust’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Trust’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CurrencyShares® British Pound Sterling Trust at October 31, 2015 and 2014, and the results of its operations and its cash flows for each of the three years in the period ended October 31, 2015, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

McLean, VA
January 14, 2016

CurrencyShares® British Pound Sterling Trust

Statements of Financial Condition

	October 31, 2015	October 31, 2014

Assets
Current Assets:
British Pound Sterling deposits, interest bearing	$60,533,068	$62,912,537
British Pound Sterling deposits, non-interest bearing	—	—
Receivable from accrued interest	4,355	3,794

Total Current Assets	$60,537,423	$62,916,331

Liabilities, Redeemable Capital Shares and Shareholders’ Equity
Current Liabilities:
Accrued Sponsor’s fee	$19,319	$24,902

Total Current Liabilities	19,319	24,902

Commitments and Contingent Liabilities (note 9)	—	—

Redeemable Capital Shares, at redemption value, no par value, 13,000,000 authorized – 400,000 issued and outstanding	60,518,104	62,891,429
Shareholders’ Equity:
Retained Earnings	—	—
Cumulative Translation Adjustment	—	—

Total Liabilities, Redeemable Capital Shares and Shareholders’ Equity	$60,537,423	$62,916,331

See Notes to Financial Statements.

CurrencyShares® British Pound Sterling Trust

Statements of Comprehensive Income

	Year ended October 31, 2015	Year ended October 31, 2014	Year ended October 31, 2013

Income
Interest Income	$40,300	$38,379	$40,264

Total Income	40,300	38,379	40,264

Expenses
Sponsor’s fee	(200,882)	(278,701)	(273,412)

Total Expenses	(200,882)	(278,701)	(273,412)
Net Loss	$(160,582)	$(240,322)	$(233,148)

Basic and Diluted Earnings per Share	$(0.48)	$(0.56)	$(0.52)
Weighted-average Shares Outstanding	332,603	427,534	444,658
Cash Dividends per Share	$—	$—	$—

Other Comprehensive Income/(Loss):
Currency translation adjustment	486	412	(532)

Total Comprehensive Loss	$(160,096)	$(239,910)	$(233,680)

See Notes to Financial Statements.

CurrencyShares® British Pound Sterling Trust

Statements of Changes in Shareholders’ Equity

	Year ended October 31, 2015	Year ended October 31, 2014	Year ended October 31, 2013

Retained Earnings, Beginning of Year	$—	$—	$—
Net Loss	(160,582)	(240,322)	(233,148)
Adjustment of redeemable capital shares to redemption value	160,582	240,322	233,148

Retained Earnings, End of Year	$—	$—	$—

Cumulative Translation Adjustment, Beginning of Year	$—	$—	$—
Currency translation adjustment	486	412	(532)
Adjustment of redeemable capital shares to redemption value	(486)	(412)	532

Cumulative Translation Adjustment, End of Year	$—	$—	$—

See Notes to Financial Statements.

CurrencyShares® British Pound Sterling Trust

Statements of Cash Flows

	Year ended October 31, 2015	Year ended October 31, 2014	Year ended October 31, 2013

Cash flows from operating activities
Cash received for accrued income	$39,620	$36,987	$41,827
Cash paid for expenses	(205,536)	(269,366)	(282,051)

Net cash used in operating activities	(165,916)	(232,379)	(240,224)

Cash flows from financing activities
Cash received to purchase redeemable shares	75,444,008	89,675,846	107,977,153
Cash paid to redeem redeemable shares	(75,476,291)	(73,324,837)	(131,077,496)

Net cash (used in)/provided by financing activities	(32,283)	16,351,009	(23,100,343)

Adjustment to period cash flows due to currency movement	(2,181,270)	(751,067)	(873,871)

(Decrease)/Increase in cash	(2,379,469)	15,367,563	(24,214,438)
Cash at beginning of year	62,912,537	47,544,974	71,759,412

Cash at end of year	$60,533,068	$62,912,537	$47,544,974

Reconciliation of net loss to net cash used in operating activities
Net Loss	$(160,582)	$(240,322)	$(233,148)
Adjustments to reconcile net loss to net cash used in operating activities:
Receivable from accrued interest	(4,355)	(3,794)	(2,475)
Prior year receivable from accrued interest	3,794	2,475	3,969
Currency translation adjustment	810	510	(150)
Accrued sponsor fee	19,319	24,902	16,150
Prior period accrued sponsor fee	(24,902)	(16,150)	(24,570)

Net cash used in operating activities	$(165,916)	$(232,379)	$(240,224)

See Notes to Financial Statements.

CurrencyShares® British Pound Sterling Trust

Notes to Financial Statements

1.	Organization and Description of the Trust

The CurrencyShares® British Pound Sterling Trust (the “Trust”) was formed under the laws of the State of New York on June 8, 2006 when Guggenheim Specialized Products, LLC d/b/a “Guggenheim Investments” (the “Sponsor”) deposited 100 British Pounds Sterling in the Trust’s primary deposit account held by JPMorgan Chase Bank, N.A., London Branch (the “Depository”). The Sponsor is a Delaware limited liability company whose sole member is Security Investors, LLC (also d/b/a “Guggenheim Investments”). The Sponsor is responsible for, among other things, overseeing the performance of The Bank of New York Mellon (the “Trustee”) and the Trust’s principal service providers, including the preparation of financial statements. The Trustee is responsible for the day-to-day administration of the Trust.

The investment objective of the Trust is for the Trust’s shares (the “Shares”) to reflect the price in USD of the British Pound Sterling plus accrued interest, if any, less the Trust’s expenses and liabilities. The Shares are intended to provide investors with a simple, cost-effective means of gaining investment benefits similar to those of holding British Pounds Sterling. The Trust’s assets primarily consist of British Pounds Sterling on demand deposit in two deposit accounts maintained by the Depository: a primary deposit account which may earn interest and a secondary deposit account which does not earn interest. The secondary deposit account is used to account for any interest that may be received and paid out on creations and redemptions of blocks of 50,000 Shares (“Baskets”). The secondary account is also used to account for interest earned, if any, on the primary deposit account, pay Trust expenses and distribute any excess interest to holders of Shares (“Shareholders”) on a monthly basis.

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

The Trustee calculates the Trust’s net asset value (“NAV”) each business day, as described in Note 4. For NAV calculation purposes, British Pound Sterling deposits (cash) are translated at the Closing Spot Rate, which is the British Pound Sterling/USD exchange rate as determined and published by The WM Company, at 4:00 PM (London time/London fixing) on each day that NYSE Arca is open for regular trading.

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

Interest on the primary deposit account, if any, accrues daily as earned and is received on a monthly basis. Any interest below zero for the period is reflected as interest expense.

E.	Dividends

To the extent that the interest earned by the Trust, if any, exceeds the sum of the Sponsor’s fee for the prior month plus other Trust expenses, if any, the Trust will distribute, as a dividend (herein referred to as dividends or distributions), the excess interest earned in British Pounds Sterling effective on the first business day of the subsequent month. The Trustee will direct that the excess British Pounds Sterling be converted into USD at the prevailing market rate and the Trustee will distribute the USD as promptly as practicable to Shareholders on a pro-rata basis (in accordance with the number of Shares that they own).

3.	British Pound Sterling Deposits

British Pound Sterling principal deposits are held in a British Pound Sterling-denominated, interest-bearing demand account. For the year ended October 31, 2015, there were British Pound Sterling principal deposits of 49,037,380, British Pound Sterling principal redemptions of 49,058,362 and British Pound Sterling withdrawals (to pay expenses) of 107,843, resulting in an ending British Pound Sterling principal balance of 39,195,222. This equates to 60,533,068 USD. For the year ended October 31, 2014, there were British Pound Sterling principal deposits of 54,135,736, British Pound Sterling principal redemptions of 44,264,919 and British Pound Sterling withdrawals (to pay expenses) of 140,283, resulting in an ending British Pound Sterling principal balance of 39,324,047. This equates to 62,912,537 USD. For the year ended October 31, 2013, there were British Pound Sterling principal deposits of 69,154,062, British Pound Sterling principal redemptions of 83,948,697 and British Pound Sterling withdrawals (to pay expenses) of 153,852, resulting in an ending British Pound Sterling principal balance of 29,593,513. This equates to 47,544,974 USD.

Net interest, if any, associated with creation and redemption activity is held in a British Pound Sterling-denominated non-interest-bearing account, and any balance is distributed in full as part of the monthly income distributions, if any.

4.	Redeemable Capital Shares

Shares are classified as “redeemable” for financial statement purposes, since they are subject to redemption. Shares are issued and redeemed continuously in Baskets in exchange for British Pounds Sterling. Individual investors cannot purchase or redeem Shares in direct transactions with the Trust. Only Authorized Participants (as defined below) may place orders to create and redeem Baskets. An Authorized Participant is a Depository Trust Company (“DTC”) participant that is a registered broker-dealer or other institution eligible to settle securities transactions through the book-entry facilities of the DTC and which has entered into a contractual arrangement with the Trust and the Sponsor governing, among other matters, the creation and redemption process. Authorized Participants may redeem their Shares at any time in Baskets.

Due to expected continuing creations and redemptions of Baskets and the three-day period for settlement of each creation or redemption, the Trust reflects Shares created as a receivable on the trade date. Shares redeemed are reflected as a liability on the trade date. Outstanding Shares are reflected at a redemption value, which is the NAV per Share at the period end date. Adjustments to redeemable capital Shares at redemption value are recorded against retained earnings or, in the absence of retained earnings, by charges against the cumulative translation adjustment.

Activity in redeemable capital Shares is as follows:

	Year ended		Year ended		Year ended
	October 31, 2015		October 31, 2014		October 31, 2013
	Shares	U.S. Dollar Amount	Shares	U.S. Dollar Amount	Shares	U.S. Dollar Amount

Opening balance	400,000	$62,891,429	300,000	$47,531,299	450,000	$71,738,811

Shares issued	500,000	75,444,008	550,000	89,675,846	700,000	107,977,153

Shares redeemed	(500,000)	(75,476,291)	(450,000)	(73,324,837)	(850,000)	(131,077,496)
Adjustment to period Shares due to currency movement and other	—	(2,341,042)	—	(990,879)	—	(1,107,169)

Ending balance	400,000	$60,518,104	400,000	$62,891,429	300,000	$47,531,299

The Trustee calculates the Trust’s NAV each business day. To calculate the NAV, the Trustee subtracts the Sponsor’s accrued fee through the previous day from the British Pounds Sterling held by the Trust (including all unpaid interest, if any, accrued through the preceding day) and calculates the value of the British Pounds Sterling in USD based upon the Closing Spot Rate. If, on a particular evaluation day, the Closing Spot Rate has not been determined and announced by 6:00 PM (London time), then the most recent Closing Spot Rate will be used to determine the NAV of the Trust unless the Trustee, in consultation with the Sponsor, determines that such price is inappropriate to use as the basis for the valuation. If the Trustee and the Sponsor determine that the most recent Closing Spot Rate is not an appropriate basis for valuation of the Trust’s British Pounds Sterling, they will determine an alternative basis for the valuation. The Trustee also determines the NAV per Share, which equals the NAV of the Trust, divided by the number of outstanding Shares. Shares deliverable under a purchase order are considered outstanding for purposes of determining NAV per Share; Shares deliverable under a redemption order are not considered outstanding for this purpose.

5.	Selected Quarterly Information (Unaudited)

Fiscal Period Ended October 31, 2015:

	Three months ended October 31, 2015	Three months ended July 31, 2015	Three months ended April 30, 2015	Three months ended January 31, 2015

Income
Interest Income	$11,955	$10,507	$9,522	$8,316

Total Income	11,955	10,507	9,522	8,316

Expenses
Sponsor’s fee	(54,123)	(47,568)	(45,392)	(53,799)

Total Expenses	(54,123)	(47,568)	(45,392)	(53,799)
Net Loss	$(42,168)	$(37,061)	$(35,870)	$(45,483)

Basic and Diluted Earnings per Share	$(0.12)	$(0.12)	$(0.11)	$(0.13)
Weighted-average Shares Outstanding	355,978	309,239	315,730	348,913
Cash Dividends per Share	$—	$—	$—	$—

Other Comprehensive (Loss)/Income:
Currency translation adjustment	(89)	(184)	(706)	1,465

Total Comprehensive Loss	$(42,257)	$(37,245)	$(36,576)	$(44,018)

Fiscal Period Ended October 31, 2014:

	Three months ended October 31, 2014	Three months ended July 31, 2014	Three months ended April 30, 2014	Three months ended January 31, 2014

Income
Interest Income	$11,174	$10,526	$8,784	$7,895

Total Income	11,174	10,526	8,784	7,895

Expenses
Sponsor’s fee	(76,388)	(75,182)	(71,339)	(55,792)

Total Expenses	(76,388)	(75,182)	(71,339)	(55,792)

Net Loss	$(65,214)	$(64,656)	$(62,555)	$(47,897)

Basic and Diluted Earnings per Share	$(0.14)	$(0.14)	$(0.14)	$(0.14)
Weighted-average Shares Outstanding	469,565	449,457	447,191	344,565
Cash Dividends per Share	$—	$—	$—	$—

Other Comprehensive Income/(Loss):
Currency translation adjustment	1,417	226	(889)	(342)

Total Comprehensive Loss	$(63,797)	$(64,430)	$(63,444)	$(48,239)

6.	Sponsor’s Fee

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

In certain exceptional cases the Trust will pay for some expenses in addition to the Sponsor’s fee. These exceptions include expenses not assumed by the Sponsor (i.e., expenses other than those identified in the preceding paragraph), expenses resulting from a negative interest rate, taxes and governmental charges, expenses and costs of any extraordinary services performed by the Trustee or the Sponsor on behalf of the Trust or action taken by the Trustee or the Sponsor to protect the Trust or the interests of Shareholders, indemnification of the Sponsor under the Depositary Trust Agreement, audit fees and legal expenses in excess of $100,000 per year.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.

CURRENCYSHARES®
BRITISH POUND STERLING TRUST
By	Guggenheim Specialized Products, LLC
Sponsor of the CurrencyShares®
British Pound Sterling Trust

	By:	/s/ NIKOLAOS BONOS
Nikolaos Bonos
Chief Executive Officer

	Date:	January 14, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities* and on the dates indicated.

Signature	Capacity	Date

/s/ NIKOLAOS BONOS	Director and Chief Executive Officer (principal executive officer)	January 14, 2016
Nikolaos Bonos

/s/ JOSEPH ARRUDA Joseph Arruda	Director and Chief Financial Officer (principal financial officer and principal accounting officer)	January 14, 2016

/s/ MICHAEL BYRUM	Director	January 14, 2016
Michael Byrum

*	The registrant is a trust and the persons are signing in their capacities as officers or directors of Guggenheim Specialized Products, LLC, the Sponsor of the registrant.