Form 10-Q
period 2016-04-30
CURRENCYSHARES BRITISH POUND STERLING TRUST
filed 2016-06-09
CIK 1353611

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2016

or

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

CURRENCYSHARES® BRITISH POUND STERLING TRUST

INDEX

Caption	Page

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Statements of Financial Condition at April 30, 2016 and October 31, 2015	2

Statements of Comprehensive Income for the three months ended April 30, 2016, the three months ended April 30, 2015, the six months ended April 30, 2016 and the six months ended April 30, 2015	3

Statements of Changes in Shareholders’ Equity for the six months ended April 30, 2016 and the year ended October 31, 2015	4

Statements of Cash Flows for the six months ended April 30, 2016 and the six months ended April 30, 2015	5

Notes to Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3. Quantitative and Qualitative Disclosures about Market Risk	14

Item 4. Controls and Procedures	14

Part II – OTHER INFORMATION

Item 1. Legal Proceedings	15

Item 1A. Risk Factors	15

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 3. Defaults Upon Senior Securities	15

Item 4. Mine Safety Disclosures	15

Item 5. Other Information	15

Item 6. Exhibits	16

SIGNATURES	18

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CurrencyShares® British Pound Sterling Trust

Statements of Financial Condition

	April 30, 2016 (Unaudited)	October 31, 2015
Assets
Current Assets:
British Pound Sterling deposits, interest bearing	$50,163,548	$60,533,068
British Pound Sterling deposits, non-interest bearing	—	—
Receivable from accrued interest	3,985	4,355

Total Current Assets	$50,167,533	$60,537,423

Liabilities, Redeemable Capital Shares and Shareholders’ Equity
Current Liabilities:
Accrued Sponsor’s fee	$16,445	$19,319

Total Current Liabilities	16,445	19,319

Commitments and Contingent Liabilities (note 8)	—	—

Redeemable Capital Shares, at redemption value, no par value, 13,000,000 authorized – 350,000 and 400,000 issued and outstanding, respectively	50,151,088	60,518,104
Shareholders’ Equity:
Retained Earnings	—	—
Cumulative Translation Adjustment	—	—

Total Liabilities, Redeemable Capital Shares and Shareholders’ Equity	$50,167,533	$60,537,423

See Notes to Financial Statements.

CurrencyShares® British Pound Sterling Trust

Statements of Comprehensive Income

(Unaudited)

	Three months ended April 30, 2016	Three months ended April 30, 2015	Six months ended April 30, 2016	Six months ended April 30, 2015
Income
Interest Income	$11,766	$9,522	$24,943	$17,838

Total Income	11,766	9,522	24,943	17,838

Expenses
Sponsor’s fee	(48,424)	(45,392)	(106,934)	(99,191)

Total Expenses	(48,424)	(45,392)	(106,934)	(99,191)
Net Loss	$(36,658)	$(35,870)	$(81,991)	$(81,353)

Basic and Diluted Earnings per Share	$(0.10)	$(0.11)	$(0.22)	$(0.24)
Weighted-average Shares Outstanding	351,667	315,730	376,099	332,597
Cash Dividends per Share	$—	$—	$—	$—

Other Comprehensive (Loss)/Income:
Currency translation adjustment	(937)	(706)	1,111	760

Total Comprehensive Loss	$(37,595)	$(36,576)	$(80,880)	$(80,593)

See Notes to Financial Statements.

CurrencyShares® British Pound Sterling Trust

Statements of Changes in Shareholders’ Equity

	Six months ended April 30, 2016 (Unaudited)	Year Ended October 31, 2015
Retained Earnings, Beginning of Period	$—	$—
Net Loss	(81,991)	(160,582)
Adjustment of redeemable capital shares to redemption value	81,991	160,582

Retained Earnings, End of Period	$—	$—

Cumulative Translation Adjustment, Beginning of Period	$—	$—
Currency translation adjustment	1,111	486
Adjustment of redeemable capital shares to redemption value	(1,111)	(486)

Cumulative Translation Adjustment, End of Period	$—	$—

See Notes to Financial Statements.

CurrencyShares® British Pound Sterling Trust

Statements of Cash Flows

(Unaudited)

	Six months ended April 30, 2016	Six months ended April 30, 2015
Cash flows from operating activities
Cash received for accrued income	$25,075	$17,930
Cash paid for expenses	(108,669)	(106,805)

Net cash used in operating activities	(83,594)	(88,875)

Cash flows from financing activities
Cash received to purchase redeemable shares	—	22,521,805
Cash paid to redeem redeemable shares	(7,132,340)	(30,043,507)

Net cash used in financing activities	(7,132,340)	(7,521,702)

Adjustment to period cash flows due to currency movement	(3,153,586)	(2,515,388)

Decrease in cash	(10,369,520)	(10,125,965)
Cash at beginning of period	60,533,068	62,912,537

Cash at end of period	$50,163,548	$52,786,572

Reconciliation of net loss to net cash used in operating activities
Net Loss	$(81,991)	$(81,353)
Adjustments to reconcile net loss to net cash used in operating activities:
Receivable from accrued interest	(3,985)	(3,578)
Prior period receivable from accrued interest	4,355	3,794
Currency translation adjustment	901	968
Accrued sponsor fee	16,445	16,196
Prior period accrued sponsor fee	(19,319)	(24,902)

Net cash used in operating activities	$(83,594)	$(88,875)

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

British Pound Sterling principal deposits are held in a British Pound Sterling-denominated, interest-bearing demand account. For the six months ended April 30, 2016, there were no British Pound Sterling principal deposits, British Pound Sterling principal redemptions of 4,894,215 and British Pound Sterling withdrawals (to pay expenses) of 57,362, resulting in an ending British Pound Sterling principal balance of 34,243,645. This equates to 50,163,548 USD. For the year ended October 31, 2015, there were British Pound Sterling principal deposits of 49,037,380, British Pound Sterling principal redemptions of 49,058,362 and British Pound Sterling withdrawals (to pay expenses) of 107,843, resulting in an ending British Pound Sterling principal balance of 39,195,222. This equates to 60,533,068 USD.

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

Activity in redeemable capital Shares is as follows:

	Six months ended April 30, 2016 (Unaudited)		Year ended October 31, 2015
	Shares	U.S. Dollar Amount	Shares	U.S. Dollar Amount
Opening Balance	400,000	$60,518,104	400,000	$62,891,429
Shares issued	—	—	500,000	75,444,008
Shares redeemed	(50,000)	(7,132,340)	(500,000)	(75,476,291)
Adjustment to period Shares due to currency movement and other	—	(3,234,676)	—	(2,341,042)

Ending Balance	350,000	$50,151,088	400,000	$60,518,104

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

Liquidity

The Sponsor is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to the Trust’s liquidity needs. The Trust’s Depository, JPMorgan Chase Bank, N.A., London Branch, maintains two deposit accounts for the Trust, a primary deposit account that may earn interest and a secondary deposit account that does not earn interest. Interest on the primary deposit account, if any, accrues daily and is paid monthly. The interest rate in effect as of April 30, 2016 was an annual nominal rate of 0.09%. The following chart provides the daily rate paid by the Depository since April 30, 2011:

In exchange for a fee, the Sponsor bears most of the expenses incurred by the Trust. As a result, the only ordinary expense of the Trust during the period covered by this report was the Sponsor’s fee. Each month the Depository deposits into the secondary deposit account accrued but unpaid interest, if any, and the Trustee withdraws British Pounds Sterling from the secondary deposit account to pay the accrued Sponsor’s fee for the previous month plus other Trust expenses, if any. When the interest deposited, if any, exceeds the sum of the Sponsor’s fee for the prior month plus other Trust expenses, if any, the Trustee converts the excess into USD at a prevailing market rate and distributes the USD as promptly as practicable to Shareholders on a pro-rata basis (in accordance with the number of Shares that they own). The Trust did not make any distributions during the quarter ended April 30, 2016.

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

The functional currency of the Trust is the British Pound Sterling in accordance with ASC 830, Foreign Currency Translation.

Results of Operations

As of October 31, 2015, the number of British Pounds Sterling owned by the Trust was 39,195,222, resulting in a redeemable capital Share value of $60,518,104. During the six months ended April 30, 2016, no additional Shares were created and 50,000 shares were redeemed in exchange for 4,894,215 British Pound Sterling. In addition, 57,362 British Pounds Sterling were withdrawn to pay the portion of sponsor fee that exceeded the interest earned. As of April 30, 2016, the number of British Pounds Sterling owned by the Trust was 34,243,645, resulting in a redeemable capital Share value of $50,151,088.

A decrease in the Trust’s redeemable capital Share value from $60,518,104 at October 31, 2015 to $50,151,088 at April 30, 2016 was primarily the result a decrease in the number of Shares outstanding from 400,000 at October 31, 2015 to 350,000 at April 30, 2016 coupled with a decrease in the Closing Spot Rate from 1.5444 at October 31, 2015 to 1.4649 at April 30, 2016.

Interest income increased from $9,522 for the three months ended April 30, 2015 to $11,766 for the three months ended April 30, 2016, and increased from $17,838 for the six months ended April 30, 2015 to $24,943 for the six months ended April 30, 2016, attributable primarily to an increase in the weighted-average British Pound Sterling in the Trust and an increase in the annual nominal interest rate paid by the Depository, as set forth in the chart above.

The Sponsor’s fee accrues daily at an annual nominal rate of 0.40% of the British Pounds Sterling in the Trust. Due primarily to an increase in the weighted-average British Pounds Sterling in the Trust, the Sponsor’s fee increased from $45,392 for the three months ended April 30, 2015 to $48,424 for the three months ended April 30, 2016, and increased from $99,191 for the six months ended April 30, 2015 to $106,934 for the six months ended April 30, 2016. This increase in Sponsor’s fee was partially offset by a decrease in the Closing Spot rate as set forth in the ‘Closing Spot Rate’ chart shown previously. The only expense of the Trust during the three months and six months ended April 30, 2016 was the Sponsor’s fee.

The Trust’s net loss for the three months ended April 30, 2016 was $36,658 due to the Sponsor’s fee of $48,424 exceeding interest income of $11,766. The Trust’s net loss for the six months ended April 30, 2016 was $81,991 due to the Sponsor’s fee of $106,934 exceeding interest income of $24,943.

Cash dividends were not paid by the Trust during the three months ended April 30, 2015, the three months ended April 30, 2016, the six months ended April 30, 2015 and the six months ended April 30, 2016, as the Trust’s interest income did not exceed the Trust’s expenses during those periods.

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

Item 4. Controls and Procedures

The Trust maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) designed to ensure that material information relating to the Trust is recorded, processed and disclosed on a timely basis. The Trust’s disclosure controls and procedures are designed by or under the supervision of the Sponsor’s chief executive officer and chief financial officer, who exercise oversight over the Trust as the Trust has no officers. The chief executive officer and chief financial officer of the Sponsor have evaluated the effectiveness of the Trust’s disclosure controls and procedures as of April 30, 2016. Based on that evaluation, the chief executive officer and chief financial officer of the Sponsor have concluded that the disclosure controls and procedures of the Trust were effective as of the end of the period covered by this report.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) None.

(b) Not applicable.

(c) During the quarter ended April 30, 2016, 1 Basket (50,000 Shares registered pursuant to Section 12 of the Securities Exchange Act of 1934) was redeemed by the Trust, as follows:

Period	Total Number of Registered Shares Redeemed	Average Price Per Share
02/01/2016 – 02/29/2016	50,000	$142.71
03/01/2016 – 03/31/2016	—	$—
04/01/2016 – 04/30/2016	—	$—

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

CURRENCYSHARES®
BRITISH POUND STERLING TRUST

	By	Guggenheim Specialized Products, LLC
Sponsor of the CurrencyShares®
British Pound Sterling Trust

Date: June 9, 2016		By:	/s/ JOSEPH ARRUDA
Joseph Arruda
Chief Financial Officer
(principal financial officer)