Form 10-Q
period 2016-07-31
CURRENCYSHARES BRITISH POUND STERLING TRUST
filed 2016-09-09
CIK 1353611

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2016

or

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CurrencyShares® British Pound Sterling Trust

Statements of Financial Condition

	July 31, 2016 (Unaudited)	October 31, 2015
Assets
Current Assets:
British Pound Sterling deposits, interest bearing	$259,595,561	$60,533,068
British Pound Sterling deposits, non-interest bearing	—	—
Receivable from accrued interest	17,334	4,355

Total Current Assets	$259,612,895	$60,537,423

Liabilities, Redeemable Capital Shares and Shareholders’ Equity
Current Liabilities:
Accrued Sponsor’s fee	$79,147	$19,319

Total Current Liabilities	79,147	19,319

Commitments and Contingent Liabilities (note 8)	—	—

Redeemable Capital Shares, at redemption value, no par value, 18,000,000 and 13,000,000 authorized, respectively – 2,000,000 and 400,000 issued and outstanding, respectively	259,533,748	60,518,104
Shareholders’ Equity:
Retained Earnings	—	—
Cumulative Translation Adjustment	—	—

Total Liabilities, Redeemable Capital Shares and Shareholders’ Equity	$259,612,895	$60,537,423

See Notes to Financial Statements.

CurrencyShares® British Pound Sterling Trust

Statements of Comprehensive Income

(Unaudited)

	Three months ended	Three months ended	Nine months ended	Nine months ended
	July 31, 2016	July 31, 2015	July 31, 2016	July 31, 2015
Income
Interest Income	$26,103	$10,507	$51,046	$28,345

Total Income	26,103	10,507	51,046	28,345

Expenses
Sponsor’s fee	(121,360)	(47,568)	(228,294)	(146,759)

Total Expenses	(121,360)	(47,568)	(228,294)	(146,759)
Net Loss	$(95,257)	$(37,061)	$(177,248)	$(118,414)

Basic and Diluted Earnings per Share	$(0.10)	$(0.12)	$(0.32)	$(0.36)
Weighted-average Shares Outstanding	911,413	309,239	555,839	324,725
Cash Dividends per Share	$—	$—	$—	$—

Other Comprehensive Income/(Loss):
Currency translation adjustment	4,621	(184)	5,732	576

Total Comprehensive Loss	$(90,636)	$(37,245)	$(171,516)	$(117,838)

See Notes to Financial Statements.

CurrencyShares® British Pound Sterling Trust

Statements of Changes in Shareholders’ Equity

	Nine months ended July 31, 2016 (Unaudited)	Year ended October 31, 2015
Retained Earnings, Beginning of Period	$—	$—
Net Loss	(177,248)	(160,582)
Adjustment of redeemable capital shares to redemption value	177,248	160,582

Retained Earnings, End of Period	$—	$—

Cumulative Translation Adjustment, Beginning of Period	$—	$—
Currency translation adjustment	5,732	486
Adjustment of redeemable capital shares to redemption value	(5,732)	(486)

Cumulative Translation Adjustment, End of Period	$—	$—

See Notes to Financial Statements.

CurrencyShares® British Pound Sterling Trust

Statements of Cash Flows

(Unaudited)

	Nine months ended July 31, 2016	Nine months ended July 31, 2015
Cash flows from operating activities
Cash received for accrued income	$36,744	$28,638
Cash paid for expenses	(162,556)	(154,705)

Net cash used in operating activities	(125,812)	(126,067)

Cash flows from financing activities
Cash received to purchase redeemable shares	273,866,662	52,794,479
Cash paid to redeem redeemable shares	(49,160,789)	(60,358,670)

Net cash provided by/(used in) financing activities	224,705,873	(7,564,191)

Adjustment to period cash flows due to currency movement	(25,517,568)	(1,661,874)

Increase/(Decrease) in cash	199,062,493	(9,352,132)
Cash at beginning of period	60,533,068	62,912,537

Cash at end of period	$259,595,561	$53,560,405

Reconciliation of net loss to net cash used in operating activities
Net Loss	$(177,248)	$(118,414)
Adjustments to reconcile net loss to net cash used in operating activities:
Receivable from accrued interest	(17,334)	(3,417)
Prior period receivable from accrued interest	4,355	3,794
Currency translation adjustment	4,587	690
Accrued sponsor fee	79,147	16,182
Prior period accrued sponsor fee	(19,319)	(24,902)

Net cash used in operating activities	$(125,812)	$(126,067)

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

British Pound Sterling principal deposits are held in a British Pound Sterling-denominated, interest-bearing demand account. For the nine months ended July 31, 2016, there were British Pound Sterling principal deposits of 190,635,293, British Pound Sterling principal redemptions of 34,220,235 and British Pound Sterling withdrawals (to pay expenses) of 87,576, resulting in an ending British Pound Sterling principal balance of 195,522,704. This equates to 259,595,561 USD. For the year ended October 31, 2015, there were British Pound Sterling principal deposits of 49,037,380, British Pound Sterling principal redemptions of 49,058,362 and British Pound Sterling withdrawals (to pay expenses) of 107,843, resulting in an ending British Pound Sterling principal balance of 39,195,222. This equates to 60,533,068 USD.

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

Activity in redeemable capital Shares is as follows:

	Nine months ended
	July 31, 2016		Year ended
	(Unaudited)		October 31, 2015
		U.S. Dollar		U.S. Dollar
	Shares	Amount	Shares	Amount
Opening Balance	400,000	$60,518,104	400,000	$62,891,429
Shares issued	1,950,000	273,866,662	500,000	75,444,008
Shares redeemed	(350,000)	(49,160,789)	(500,000)	(75,476,291)
Adjustment to period Shares due to currency movement and other	—	(25,690,229)	—	(2,341,042)

Ending Balance	2,000,000	$259,533,748	400,000	$60,518,104

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

Furthermore, on June 23, 2016, the citizens of the United Kingdom voted to leave the European Union, marking the beginning of a process whose consequences are uncertain. Immediately after the vote of the United Kingdom to leave the European Union, the USD price paid for British Pound Sterling fell to a 31-year low in the foreign exchange market. The long-term consequences for the United Kingdom economy of the United Kingdom exiting the European Union are unknown and unpredictable, as is the future direction of the value of British Pound Sterling and the Shares. These uncertainties could increase volatility in the market prices of the British Pound Sterling and the Shares. Increased volatility could, in itself, decrease the value of the Shares.

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

Liquidity

The Sponsor is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to the Trust’s liquidity needs. The Trust’s Depository, JPMorgan Chase Bank, N.A., London Branch, maintains two deposit accounts for the Trust, a primary deposit account that may earn interest and a secondary deposit account that does not earn interest. Interest on the primary deposit account, if any, accrues daily and is paid monthly. The interest rate in effect as of July 31, 2016 was an annual nominal rate of 0.08%. The following chart provides the daily rate paid by the Depository since July 31, 2011:

In exchange for a fee, the Sponsor bears most of the expenses incurred by the Trust. As a result, the only ordinary expense of the Trust during the period covered by this report was the Sponsor’s fee. Each month the Depository deposits into the secondary deposit account accrued but unpaid interest, if any, and the Trustee withdraws British Pounds Sterling from the secondary deposit account to pay the accrued Sponsor’s fee for the previous month plus other Trust expenses, if any. When the interest deposited, if any, exceeds the sum of the Sponsor’s fee for the prior month plus other Trust expenses, if any, the Trustee converts the excess into USD at a prevailing market rate and distributes the USD as promptly as practicable to Shareholders on a pro-rata basis (in accordance with the number of Shares that they own). The Trust did not make any distributions during the quarter ended July 31, 2016.

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

The functional currency of the Trust is the British Pound Sterling in accordance with ASC 830, Foreign Currency Translation.

Results of Operations

As of October 31, 2015, the number of British Pounds Sterling owned by the Trust was 39,195,222, resulting in a redeemable capital Share value of $60,518,104. During the nine months ended July 31, 2016, 1,950,000 additional Shares were created in exchange for 190,635,293 British Pound Sterling and 350,000 shares were redeemed in exchange for 34,220,235 British Pound Sterling. In addition, 87,576 British Pounds Sterling were withdrawn to pay the portion of sponsor fee that exceeded the interest earned. As of July 31, 2016, the number of British Pounds Sterling owned by the Trust was 195,522,704, resulting in a redeemable capital Share value of $259,533,748.

An increase in the Trust’s redeemable capital Share value from $60,518,104 at October 31, 2015 to $259,533,748 at July 31, 2016 was primarily the result an increase in the number of Shares outstanding from 400,000 at October 31, 2015 to 2,000,000 at July 31, 2016. The increase in the Trust’s redeemable capital Share value was partially offset by a decrease in the Closing Spot Rate from 1.5444 at October 31, 2015 to 1.3277 at July 31, 2016.

Interest income increased from $10,507 for the three months ended July 31, 2015 to $26,103 for the three months ended July 31, 2016, and increased from $28,345 for the nine months ended July 31, 2015 to $51,046 for the nine months ended July 31, 2016, due primarily to an increase in the weighted-average British Pounds Sterling in the Trust and an increase in the annual nominal interest rate paid by the Depository, as set forth in the chart above. The increase in interest income was partially offset by a decrease in the Closing Spot Rate, as set forth in the ‘Closing Spot Rate’ chart shown previously.

The Sponsor’s fee accrues daily at an annual nominal rate of 0.40% of the British Pounds Sterling in the Trust. Due primarily to an increase in the weighted-average British Pounds Sterling in the Trust, the Sponsor’s fee increased from $47,568 for the three months ended July 31, 2015 to $121,360 for the three months ended July 31, 2016, and increased from $146,759 for the nine months ended July 31, 2015 to $228,294 for the nine months ended July 31, 2016. The increase in Sponsor’s fee was partially offset by a decrease in the Closing Spot Rate. The only expense of the Trust during the three months and nine months ended July 31, 2016 was the Sponsor’s fee.

The Trust’s net loss for the three months ended July 31, 2016 was $95,257 due to the Sponsor’s fee of $121,360 exceeding interest income of $26,103. The Trust’s net loss for the nine months ended July 31, 2016 was $177,248 due to the Sponsor’s fee of $228,294 exceeding interest income of $51,046.

Cash dividends were not paid by the Trust during the three months ended July 31, 2015, the three months ended July 31, 2016, the nine months ended July 31, 2015 and the nine months ended July 31, 2016, as the Trust’s interest income did not exceed the Trust’s expenses during those periods.

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

Item 4. Controls and Procedures

The Trust maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) designed to ensure that material information relating to the Trust is recorded, processed and disclosed on a timely basis. The Trust’s disclosure controls and procedures are designed by or under the supervision of the Sponsor’s chief executive officer and chief financial officer, who exercise oversight over the Trust as the Trust has no officers. The chief executive officer and chief financial officer of the Sponsor have evaluated the effectiveness of the Trust’s disclosure controls and procedures as of July 31, 2016. Based on that evaluation, the chief executive officer and chief financial officer of the Sponsor have concluded that the disclosure controls and procedures of the Trust were effective as of the end of the period covered by this report.

There were no changes in the Trust’s internal control over financial reporting that occurred during the Trust’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Except as described below, there have been no material changes from the risk factors disclosed in the “Risk Factors” section of the Trust’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on January 14, 2016. The Trust’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on July 1, 2016 (i) modified the risk factor associated with fluctuations in the price of the British Pound Sterling regarding the June 23, 2016 vote of the United Kingdom to leave the European Union, which modified risk factor is copied below, and (ii) removed the risk factor associated with the potential of the United Kingdom to adopt the Euro as its currency.

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

On June 23, 2016, the citizens of the United Kingdom voted to leave the European Union, marking the beginning of a process whose consequences are uncertain. Under Article 50 of the Treaty on European Union, a withdrawal agreement between the United Kingdom and the European Union will need to be approved by the European Council, acting by a supermajority of the member states. The approval of the European Parliament, acting by a simple majority, also is required. The United Kingdom will remain a member of the European Union until conclusion of the withdrawal agreement. If no agreement is concluded within two years of formal notification of withdrawal, however, then the United Kingdom may leave the European Union without more. Immediately after the vote of the United Kingdom to leave the European Union, the USD price paid for British Pound Sterling fell to a 31-year low in the foreign exchange market. The long-term consequences for the United Kingdom economy of the United Kingdom exiting the European Union are unknown and unpredictable, as is the future direction of the value of British Pound Sterling and the Shares. These uncertainties could increase volatility in the market prices of the British Pound Sterling and the Shares. Increased volatility could, in itself, decrease the value of the Shares.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) None.

(b) Not applicable.

(c) During the quarter ended July 31, 2016, 6 Baskets (300,000 Shares registered pursuant to Section 12 of the Securities Exchange Act of 1934) were redeemed by the Trust, as follows:

Period	Total Number of Registered Shares Redeemed	Average Price Per Share
05/01/2016 – 05/31/2016	—	$—
06/01/2016 – 06/30/2016	—	$—
07/01/2016 – 07/31/2016	300,000	$127.01

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

CURRENCYSHARES®
BRITISH POUND STERLING TRUST

	By	Guggenheim Specialized Products, LLC
Sponsor of the CurrencyShares®
British Pound Sterling Trust

Date: September 9, 2016		By:	/s/ JOSEPH ARRUDA
Joseph Arruda
Chief Financial Officer
(principal financial officer)