Form 10-K
period 2016-10-31
CURRENCYSHARES BRITISH POUND STERLING TRUST
filed 2017-01-12
CIK 1353611

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2016

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Aggregate market value of 350,000 shares of the registrant’s common stock held by non-affiliates of the registrant, based on the closing price of a share of the registrant’s common stock on April 30, 2016 as reported by NYSE Arca on that date: $50,018,500

Number of Common Units of Beneficial Interest outstanding as of December 31, 2016: 2,500,000

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

The Trust’s only ordinary recurring expense is the Sponsor’s fee. The Sponsor is responsible for payment of the following administrative and marketing expenses of the Trust: the Trustee’s monthly fee, typical maintenance and transaction fees of the Depository, NYSE Arca listing fees, printing and mailing costs, audit fees and expenses, up to $100,000 per year in legal fees and expenses, and applicable license fees. The Sponsor also paid the costs of the Trust’s organization, including the applicable SEC registration fees. The Sponsor’s fee accrues daily at an annual nominal rate of 0.40% of the British Pound Sterling in the Trust (including all unpaid interest but excluding unpaid fees, each as accrued through the immediately preceding day). The Sponsor was paid $487,630 for the fiscal year ended October 31, 2016.

The Trustee

The Bank of New York Mellon, a banking corporation with trust powers organized under the laws of the State of New York, serves as the Trustee. The Trustee is responsible for the day-to-day administration of the Trust, including keeping the Trust’s operational records.

Net Asset Value

The Trustee calculates, and the Sponsor publishes, the Trust’s Net Asset Value (“NAV”) each business day. To calculate the NAV, the Trustee adds to the amount of British Pounds Sterling in the Trust at the end of the preceding day accrued but unpaid interest, if any, British Pounds Sterling receivable under pending purchase orders and the value of other Trust assets, and subtracts the accrued but unpaid Sponsor’s fee, British Pounds Sterling payable under pending redemption orders and other Trust expenses and liabilities, if any. The NAV is expressed in U.S. Dollars (“USD”) based on the British Pound Sterling/USD exchange rate as determined by The WM Company at 4:00 PM (London time / London fixing) (the “Closing Spot Rate”) on each day that NYSE Arca is open for regular trading. If, on a particular evaluation day, the Closing Spot Rate has not been determined and announced by 6:00 PM (London time), then the most recent Closing Spot Rate is used to determine the NAV of the Trust unless the Trustee, in consultation with the Sponsor, determines that such price is inappropriate to use as the basis for the valuation.

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

The secondary deposit account is used to account for any interest that may be received and paid on creations and redemptions of Baskets. The secondary deposit account is also used to account for interest earned on the primary deposit account, if any, pay Trust expenses and distribute any excess interest to Shareholders on a monthly basis. In the event that the interest deposited exceeds the sum of the Sponsor’s fee for the prior month plus other Trust expenses, if any, then the Trustee will direct that the excess be converted into USD at the prevailing market rate and the Trustee will distribute the USD as promptly as practicable to Shareholders on a pro-rata basis (in accordance with the number of Shares that they own).

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

On June 23, 2016, the citizens of the United Kingdom voted to leave the European Union, marking the beginning of a process whose consequences are uncertain. Under Article 50 of the Treaty on European Union, a withdrawal agreement between the United Kingdom and the European Union will need to be approved by the European Council, acting by a supermajority of the member states. The approval of the European Parliament, acting by a simple majority, also is required. On October 2, 2016, the British Prime Minister announced that she intends to invoke Article 50 by the end of March 2017, which, per the terms of the treaty, would put the United Kingdom on a course to leave the European Union by the end of March 2019. The terms of withdrawal have not been established and the United Kingdom will remain a member of the European Union until conclusion of the withdrawal agreement. If no agreement is concluded within two years of formal notification of withdrawal, however, then the United Kingdom may leave the European Union without further action. Immediately after the vote of the United Kingdom to leave the European Union, the USD price paid for British Pound Sterling fell to a 31-year low in the foreign exchange market. The long-term consequences for the United Kingdom economy of the United Kingdom exiting the European Union are unknown and unpredictable, as is the future direction of the value of British Pound Sterling and the Shares. These uncertainties could increase volatility in the market prices of the British Pound Sterling and the Shares. Increased volatility could, in itself, decrease the value of the Shares.

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

If the Depository becomes insolvent, its assets may not be adequate to satisfy a claim by the Trust or any Authorized Participant. In addition, in the event of the insolvency of the Depository or the U.S. bank of which it is a branch, there may be a delay and costs incurred in recovering the British Pounds Sterling held in the Deposit Accounts.

British Pounds Sterling deposited in the Deposit Accounts by an Authorized Participant are commingled with British Pounds Sterling deposited by other Authorized Participants and are held by the Depository in either the primary deposit account or the secondary deposit account of the Trust. British Pounds Sterling held in the Deposit Accounts are not segregated from the Depository’s other assets. The Trust has no proprietary rights in or to any specific British Pounds Sterling held by the Depository and will be an unsecured creditor of the Depository with respect to the British Pounds Sterling held in the Deposit Accounts in the event of the insolvency of the Depository or the U.S. bank of which it is a branch. In the event the Depository or the U.S. bank of which it is a branch becomes insolvent, the Depository’s assets may not be adequate to satisfy a claim by the Trust or any Authorized Participant for the amount of British Pounds Sterling deposited by the Trust or the Authorized Participant and, in such event, the Trust and any Authorized Participant will generally have no right in or to assets other than those of the Depository.

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

Following are the high and low sale prices of the Shares as reported by NYSE Arca for each of the quarters during the fiscal years ended October 31, 2016 and October 31, 2015:

Fiscal Year Ended October 31, 2016:	High	Low
Quarter Ended
January 31, 2016	$151.10	$138.72
April 30, 2016	$142.93	$135.70
July 31, 2016	$145.46	$126.21
October 31, 2016	$131.14	$118.47

Fiscal Year Ended October 31, 2015:	High	Low
Quarter Ended
January 31, 2015	$157.20	$147.23
April 30, 2015	$152.45	$143.71
July 31, 2015	$155.83	$148.38
October 31, 2015	$154.71	$148.21

The number of record holders of Shares of the registrant as of November 30, 2016 was approximately 101.

Although the Trust does not purchase Shares directly from its shareholders, the Trust redeemed Baskets from Authorized Participants in the fourth quarter of the fiscal year covered by this report as follows:

Month	Shares	Average Price
August	50,000	$127.16
September	250,000	$129.71
October	—	$—

The Trust did not distribute any cash dividends per Share during the fiscal years ended October 31, 2016 and October 31, 2015.

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

Following are financial highlights for the fiscal years ended October 31, 2016, October 31, 2015, October 31, 2014, October 31, 2013 and October 31, 2012.

	Fiscal Year ended October 31, 2016	Fiscal Year ended October 31, 2015	Fiscal Year ended October 31, 2014	Fiscal Year ended October 31, 2013	Fiscal Year ended October 31, 2012
Income
Interest income	$52,864	$40,300	$38,379	$40,264	$104,673

Total Income	52,864	40,300	38,379	40,264	104,673
Expenses
Sponsor’s fee	(487,630)	(200,882)	(278,701)	(273,412)	(367,500)

Total Expenses	(487,630)	(200,882)	(278,701)	(273,412)	(367,500)
Net Loss	$(434,766)	$(160,582)	$(240,322)	$(233,148)	$(262,827)

Basic and Diluted Earnings per Share	$(0.47)	$(0.48)	$(0.56)	$(0.52)	$(0.45)
Weighted-average Shares Outstanding	934,426	332,603	427,534	444,658	586,612
Cash Dividends per Share	$—	$—	$—	$—	$—

Other Comprehensive Income/(Loss):
Currency translation adjustment	18,749	486	412	(532)	(2,572)

Total Comprehensive Loss	$(416,017)	$(160,096)	$(239,910)	$(233,680)	$(265,399)

As of October 31, 2016, total assets were $315,997,529, and for the fiscal year ended October 31, 2016, net cash flows were $255,464,461.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Liquidity

The Sponsor is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to the Trust’s liquidity needs. The Trust’s Depository, JPMorgan Chase Bank, N.A., London Branch, maintains two deposit accounts for the Trust, a primary deposit account that may earn interest and a secondary deposit account that does not earn interest. Interest on the primary deposit account, if any, accrues daily and is paid monthly. The interest rate in effect as of October 31, 2016 was an annual nominal rate of 0.00% The following chart provides the daily rate paid by the Depository since October 31, 2011:

In exchange for a fee, the Sponsor bears most of the expenses incurred by the Trust. As a result, the only ordinary expense of the Trust during the periods covered by this report was the Sponsor’s fee. Each month the Depository deposits into the secondary deposit account accrued but unpaid interest, if any, and the Trustee withdraws British Pounds Sterling from the secondary deposit account to pay the accrued Sponsor’s fee for the previous month plus other Trust expenses, if any. When the interest deposited, if any, exceeds the sum of the Sponsor’s fee for the prior month plus other Trust expenses, if any, the Trustee converts the excess into USD at the prevailing market rate and distributes the USD as promptly as practicable to Shareholders on a pro-rata basis (in accordance with the number of Shares that they own). The Trust did not make any distributions during the quarter ended October 31, 2016.

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

The functional currency of the Trust is the British Pound Sterling in accordance with ASC 830, Foreign Currency Translation.

Results of Operations

As of October 31, 2014, the number of British Pounds Sterling owned by the Trust was 39,324,047, resulting in a redeemable capital share value of $62,891,429. During the year ended October 31, 2015, an additional 500,000 shares were created in exchange for 49,037,380 British Pounds Sterling and 500,000 shares were redeemed in exchange for 49,058,362 British Pounds Sterling. In addition, 107,843 British Pounds Sterling were withdrawn to pay the portion of sponsor fee that exceeded interest earned. As of October 31, 2015, the number of British Pounds Sterling owned by the Trust was 39,195,222 resulting in a redeemable capital share value of $60,518,104. During the year ended October 31, 2016, an additional 2,900,000 shares were created in exchange for 283,417,249 British Pounds Sterling and 650,000 shares were redeemed in exchange for 63,530,601 British Pounds Sterling. In addition, 258,405 British Pounds Sterling were withdrawn to pay the portion of sponsor fee that exceeded interest earned. As of October 31, 2016, the number of British Pounds Sterling owned by the Trust was 258,823,465 resulting in a redeemable capital share value of $315,904,752.

An increase in the Trust’s redeemable capital share value from $60,518,104 at October 31, 2015 to $315,904,752 at October 31, 2016, was primarily the result of an increase in the number of Shares outstanding from 400,000 at October 31, 2015 to 2,650,000 at October 31, 2016. The increase in redeemable capital share value was partially offset by a decrease in the Closing Spot Rate from 1.5444 at October 31, 2015 to 1.2209 at October 31, 2016. A decrease in the Trust’s redeemable capital share value from $62,891,429 at October 31, 2014 to $60,518,104 at October 31, 2015, was primarily the result of a decrease in the Closing Spot Rate from 1.5998 at October 31, 2014 to 1.5444 at October 31, 2015.

Interest income increased from $40,300 for the year ended October 31, 2015 to $52,864 for the year ended October 31, 2016, attributable primarily to an increase in the weighted-average British Pounds Sterling in the Trust. The increase in interest income was partially offset by a decrease in the annual nominal interest rate paid by the Depository, as set forth in the chart above and a decrease in the closing spot rate, as set forth in the previous ‘Closing Spot Rate’ chart. Interest income increased from $38,379 for the year ended October 31, 2014 to $40,300 for the year ended October 31, 2015 attributable primarily to an increase in the annual nominal interest rate paid by the Depository, as set forth in the chart above. This increase in interest income was partially offset by a decrease in the weighted-average British Pounds Sterling in the Trust.

The Sponsor’s fee accrues daily at an annual nominal rate of 0.40% of the British Pounds Sterling in the Trust. Due primarily to an increase in the weighted-average British Pounds Sterling in the Trust, the Sponsor’s fee increased from $200,882 for the year ended October 31, 2015 to $487,630 for the year ended October 31, 2016. The increase in Sponsor’s fee was partially offset by a decrease in the closing spot rate as set forth in the previous ‘Closing Spot Rate’ chart. The only expense of the Trust during the year ended October 31, 2016 was the Sponsor’s fee. Due primarily to a decrease in the weighted-average British Pounds Sterling in the Trust, the Sponsor’s fee decreased from $278,701 for the year ended October 31, 2014 to $200,882 for the year ended October 31, 2015. The only expense of the Trust during the year ended October 31, 2015 was the Sponsor’s fee.

The Trust’s net loss for the year ended October 31, 2016 was $434,766, due to the Sponsor’s fee of $487,630 exceeding interest income of $52,864. The Trust’s net loss for the year ended October 31, 2015 was $160,582 as a result of the Sponsor’s fee of $200,882 exceeding interest income of $40,300. The Trust’s net loss for the year ended October 31, 2014 was $240,322 due to the Sponsor’s fee of $278,701 exceeding interest income of $38,379.

Cash dividends were not paid by the Trust in the years ended October 31, 2016, October 31, 2015 and October 31, 2014 as the Trust’s interest income did not exceed the Trust’s expenses during those periods.

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

Evaluation of Disclosure Controls and Procedures

The chief executive officer and chief financial officer of the Sponsor have evaluated the effectiveness of the Trust’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of October 31, 2016. Based on that evaluation, the chief executive officer and chief financial officer of the Sponsor have concluded that the disclosure controls and procedures of the Trust were effective as of the end of the period covered by this annual report.

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

The chief executive officer and chief financial officer of the Sponsor have assessed the effectiveness of the Trust’s internal control over financial reporting as of October 31, 2016. Their assessment included an evaluation of the design of the Trust’s internal control over financial reporting and testing of the operation effectiveness of its internal controls over financial reporting. Based on their assessment and those criteria, the chief executive officer and chief financial officer of the Sponsor believe that the Trust maintained effective internal control over financial reporting as of October 31, 2016.

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

John Sullivan and Keith Kemp serve as the Chief Executive Officer and Chief Financial Officer of the Sponsor, respectively. The Sponsor’s Board of Managers is composed of John Sullivan, Keith Kemp and Michael Byrum.

John Sullivan, age 61, has been the Chief Executive Officer of the Sponsor since September 2016. Mr. Sullivan has been Senior Managing Director of the Sponsor since 2010. Mr. Sullivan has also served as Chief Financial Officer, Chief Accounting Officer and Treasurer of certain funds in the Guggenheim fund complex since 2010. Mr. Sullivan served as Managing Director and Chief Compliance Officer of each of the funds in the Van Kampen Investments, Inc. fund complex from 2004 to 2010 and as Chief Financial Officer and Treasurer of the Van Kampen Investments, Inc. fund complex from 1996 to 2004. Mr. Sullivan also served as Managing Director and Head of Fund Accounting and Administration for Morgan Stanley Investment Management from 2002 to 2004. Mr. Sullivan holds a Master of Business Administration degree in Finance from DePaul University and a Bachelor of Business Administration degree in Accounting from Western Illinois University.

Keith Kemp, age 56, has been the Chief Financial Officer of the Sponsor since September 2016. Mr. Kemp has served as Managing Director of Guggenheim Partners Investment Management, LLC from April 2015 to the present and as Director of Guggenheim Partners Investment Management, LLC from 2010 to 2015. Mr. Kemp has also served as Treasurer and Assistant Treasurer of certain funds in the Guggenheim fund complex since 2010 and 2016, respectively. Mr. Kemp served as Managing Director of Transparent Value, LLC from 2015 to 2016 and as Director of Transparent Value, LLC from 2010 to 2015. Mr. Kemp also served as Chief Operating Officer of Macquarie Capital Investment Management from 2007 to 2009. Mr. Kemp holds a Bachelor of Science degree in Accounting from the State University of New York at Oswego.

Michael Byrum, 46, has served as a Manager of the Sponsor since September 2005. Since August 2006, he has served as the Chief Investment Officer, of Rydex Advisors II, LLC (RAII), and Rydex Advisors, LLC (RA), affiliates of the Sponsor, and each of which were merged into Security Investors, LLC, also an affiliate of the Sponsor, as of January 3, 2011. Mr. Byrum served as the Executive Vice President of RAII from December 2002 to May 2004, and as President of RA from May 2004 until January 2011. He has served as Senior Vice President of Security Investors, LLC, since December 1, 2010. Mr. Byrum is a Chartered Financial Analyst and has a Bachelor of Science in Business Administration with a major in Finance from Miami University of Ohio.

Item 11.	Executive Compensation

Not applicable.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

None.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Not applicable.

Item 14.	Principal Accountant Fees and Services

The following fees were paid by the Sponsor and were for services performed by Ernst & Young LLP for the fiscal years ended October 31, 2016 and October 31, 2015:

	2016	2015
Audit Fees	$25,988	$25,231
Audit-related fees	4,300	0
Tax fees	0	0
All other Fees	0	0

	$30,288	$25,231

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

Financial Statements

See Index to Financial Statements on Page F-1 for a list of the financial statements being filed as a part of this report. Schedules have been omitted since they are either not required, not applicable or the information has otherwise been included.

Exhibits

Exhibit No.	Description

3.1	Certificate of Formation of Guggenheim Specialized Products, LLC dated September 14, 2005, incorporated herein by reference to Exhibit 3.1 to the Registration Statement on Form S-1 (File number 333-132361) filed by the Trust on March 13, 2006.

3.2	Amendment to Certificate of Formation of Guggenheim Specialized Products, LLC dated March 27, 2012, incorporated herein by reference to Exhibit 3.2 to the Annual Report on Form 10-K filed by the Trust on January 14, 2013.

3.3	Limited Liability Company Agreement of Guggenheim Specialized Products, LLC, incorporated herein by reference to Exhibit 3.2 to the Registration Statement on Form S-1 (File number 333-132361) filed by the Trust on March 13, 2006.

4.1	Depositary Trust Agreement dated as of June 8, 2006 among Guggenheim Specialized Products, LLC, The Bank of New York, all registered owners and beneficial owners of British Pound Sterling Currency Shares issued thereunder and all depositors, incorporated herein by reference to Exhibit 4.1 to the Annual Report on Form 10K/A filed by the Trust on March 10, 2011.

4.2	Amendment to Depositary Trust Agreement dated as of November 13, 2008 between Guggenheim Specialized Products, LLC and The Bank of New York Mellon, incorporated herein by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q filed by the Trust on September 9, 2010.

4.3	Global Amendment to Depositary Trust Agreement dated as of March 6, 2012 between Guggenheim Specialized Products, LLC and The Bank of New York Mellon, incorporated herein by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q filed by the Trust on March 12, 2012.

4.4	Participant Agreement dated as of March 25, 2010 among Knight Clearing Services, LLC, The Bank of New York, and Guggenheim Specialized Products, LLC (together with Schedule pursuant to Instruction 2 to Item 601 of Regulation S-K), incorporated herein by reference to Exhibit 4.4 to the Annual Report on Form 10-K filed by the Trust on January 14, 2013.

4.5	Amendment to Participant Agreements dated as of December 9, 2010 between The Bank of New York Mellon, the trusts set forth on Schedule A thereto and Guggenheim Specialized Products, LLC, incorporated herein by reference to Exhibit 4.4 to the Annual Report on Form 10K/A filed by the Trust on March 10, 2011.

4.6	Amendment to Participant Agreements dated as of January 15, 2011 between The Bank of New York, the trusts set forth on Schedule A thereto and Guggenheim Specialized Products, LLC, incorporated herein by reference to Exhibit 4.5 to the Annual Report on Form 10K/A filed by the Trust on March 10, 2011.

4.7	Form Participant Agreements among The Bank of New York Mellon, the trusts set forth on Schedule A thereto and Guggenheim Specialized Products, LLC, incorporated herein by reference to Exhibit 4.7 to the Registration Statement on Form S-1 filed by the Trust on January 14, 2016.

10.1	Deposit Account Agreement dated as of June 8, 2006 between The Bank of New York and the London Branch of JPMorgan Chase Bank, N.A., incorporated herein by reference to Exhibit 10.1 to the Annual Report on Form 10K/A filed by the Trust on March 10, 2011.

10.2	Amendment to Deposit Account Agreement dated as of November 13, 2008 between The Bank of New York Mellon and the London Branch of JPMorgan Chase Bank, N.A., incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by the Trust on September 9, 2010.

10.3	Sublicense Agreement dated as of June 9, 2006 between PADCO Advisors II, Inc. and Guggenheim Specialized Products, LLC, incorporated herein by reference to Exhibit 10.3 to the Annual Report on Form 10K/A filed by the Trust on March 10, 2011.

31.1	Certification by Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

CurrencyShares® British Pound Sterling Trust

Financial Statements as of October 31, 2016

Report of Independent Registered Public Accounting Firm

To the Board of Directors and the Shareholders of CurrencyShares® British Pound Sterling Trust:

We have audited the accompanying statements of financial condition of CurrencyShares® British Pound Sterling Trust (the “Trust”) as of October 31, 2016 and 2015, and the related statements of comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended October 31, 2016. These financial statements are the responsibility of the Trust’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CurrencyShares® British Pound Sterling Trust at October 31, 2016 and 2015, and the results of its operations and its cash flows for each of the three years in the period ended October 31, 2016, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

McLean, VA

January 12, 2017

CurrencyShares® British Pound Sterling Trust

Statements of Financial Condition

	October 31, 2016	October 31, 2015
Assets
Current Assets:
British Pound Sterling deposits, interest bearing	$315,997,529	$60,533,068
British Pound Sterling deposits, non-interest bearing	—	—
Receivable from accrued interest	—	4,355

Total Current Assets	$315,997,529	$60,537,423

Liabilities, Redeemable Capital Shares and Shareholders’ Equity
Current Liabilities:
Accrued Sponsor’s fee	$92,777	$19,319

Total Current Liabilities	92,777	19,319

Commitments and Contingent Liabilities (note 9)	—	—

Redeemable Capital Shares, at redemption value, no par value, 18,000,000 and 13,000,000 authorized, respectively – 2,650,000 and 400,000 issued and outstanding, respectively	315,904,752	60,518,104
Shareholders’ Equity:
Retained Earnings	—	—
Cumulative Translation Adjustment	—	—

Total Liabilities, Redeemable Capital Shares and Shareholders’ Equity	$315,997,529	$60,537,423

See Notes to Financial Statements.

CurrencyShares® British Pound Sterling Trust

Statements of Comprehensive Income

	Year ended October 31, 2016	Year ended October 31, 2015	Year ended October 31, 2014
Income
Interest Income	$52,864	$40,300	$38,379

Total Income	52,864	40,300	38,379

Expenses
Sponsor’s fee	(487,630)	(200,882)	(278,701)

Total Expenses	(487,630)	(200,882)	(278,701)

Net Loss	$(434,766)	$(160,582)	$(240,322)

Basic and Diluted Earnings per Share	$(0.47)	$(0.48)	$(0.56)
Weighted-average Shares Outstanding	934,426	332,603	427,534
Cash Dividends per Share	$—	$—	$—

Other Comprehensive Income:
Currency translation adjustment	18,749	486	412

Total Comprehensive Loss	$(416,017)	$(160,096)	$(239,910)

See Notes to Financial Statements.

CurrencyShares® British Pound Sterling Trust

Statements of Changes in Shareholders’ Equity

	Year ended October 31, 2016	Year ended October 31, 2015	Year ended October 31, 2014
Retained Earnings, Beginning of Year	$—	$—	$—
Net Loss	(434,766)	(160,582)	(240,322)
Adjustment of redeemable capital shares to redemption value	434,766	160,582	240,322

Retained Earnings, End of Year	$—	$—	$—

Cumulative Translation Adjustment, Beginning of Year	$—	$—	$—
Currency translation adjustment	18,749	486	412
Adjustment of redeemable capital shares to redemption value	(18,749)	(486)	(412)

Cumulative Translation Adjustment, End of Year	$—	$—	$—

See Notes to Financial Statements.

CurrencyShares® British Pound Sterling Trust

Statements of Cash Flows

	Year ended October 31, 2016	Year ended October 31, 2015	Year ended October 31, 2014
Cash flows from operating activities
Cash received for accrued income	$56,013	$39,620	$36,987
Cash paid for expenses	(417,444)	(205,536)	(269,366)

Net cash used in operating activities	(361,431)	(165,916)	(232,379)

Cash flows from financing activities
Cash received to purchase redeemable shares	396,415,706	75,444,008	89,675,846
Cash paid to redeem redeemable shares	(88,860,252)	(75,476,291)	(73,324,837)

Net cash provided by/(used in) financing activities	307,555,454	(32,283)	16,351,009

Adjustment to period cash flows due to currency movement	(51,729,562)	(2,181,270)	(751,067)

Increase/(Decrease) in cash	255,464,461	(2,379,469)	15,367,563
Cash at beginning of year	60,533,068	62,912,537	47,544,974

Cash at end of year	$315,997,529	$60,533,068	$62,912,537

Reconciliation of net loss to net cash used in operating activities
Net Loss	$(434,766)	$(160,582)	$(240,322)
Adjustments to reconcile net loss to net cash used in operating activities:
Receivable from accrued interest	—	(4,355)	(3,794)
Prior period receivable from accrued interest	4,355	3,794	2,475
Currency translation adjustment	(4,478)	810	510
Accrued sponsor fee	92,777	19,319	24,902
Prior period accrued sponsor fee	(19,319)	(24,902)	(16,150)

Net cash used in operating activities	$(361,431)	$(165,916)	$(232,379)

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

The Trustee calculates the Trust’s net asset value (“NAV”) each business day, as described in Note 4. For NAV calculation purposes, British Pound Sterling deposits (cash) are translated at the Closing Spot Rate, which is the British Pound Sterling/USD exchange rate as determined and published by The WM Company at 4:00 PM (London time/London fixing) on each day that NYSE Arca is open for regular trading.

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

British Pound Sterling principal deposits are held in a British Pound Sterling-denominated, interest-bearing demand account. The interest rate in effect as of October 31, 2016 was an annual nominal rate of 0.00%. For the year ended October 31, 2016, there were British Pound Sterling principal deposits of 283,417,249, British Pound Sterling principal redemptions of 63,530,601 and British Pound Sterling withdrawals (to pay expenses) of 258,405, resulting in an ending British Pound Sterling principal balance of 258,823,465. This equates to 315,997,529 USD. For the year ended October 31, 2015, there were British Pound Sterling principal deposits of 49,037,380, British Pound Sterling principal redemptions of 49,058,362 and British Pound Sterling withdrawals (to pay expenses) of 107,843, resulting in an ending British Pound Sterling principal balance of 39,195,222. This equates to 60,533,068 USD. For the year ended October 31, 2014, there were British Pound Sterling principal deposits of 54,135,736, British Pound Sterling principal redemptions of 44,264,919 and British Pound Sterling withdrawals (to pay expenses) of 140,283, resulting in an ending British Pound Sterling principal balance of 39,324,047. This equates to 62,912,537 USD.

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

Activity in redeemable capital Shares is as follows:

	Year ended		Year ended		Year ended
	October 31, 2016		October 31, 2015		October 31, 2014
		U.S. Dollar		U.S. Dollar		U.S. Dollar
	Shares	Amount	Shares	Amount	Shares	Amount
Opening Balance	400,000	$60,518,104	400,000	$62,891,429	300,000	$47,531,299

Shares Issued	2,900,000	396,415,706	500,000	75,444,008	550,000	89,675,846

Shares Redeemed	(650,000)	(88,860,252)	(500,000)	(75,476,291)	(450,000)	(73,324,837)

Adjustment to period Shares due to currency movement and other	—	(52,168,806)	—	(2,341,042)	—	(990,879)

Ending Balance	2,650,000	$315,904,752	400,000	$60,518,104	400,000	$62,891,429

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

5.	Selected Quarterly Information (Unaudited)

Fiscal Period Ended October 31, 2016:

	Three months ended	Three months ended	Three months ended	Three months ended
	October 31, 2016	July 31, 2016	April 30, 2016	January 31, 2016
Income
Interest Income	$1,818	$26,103	$11,766	$13,177

Total Income	1,818	26,103	11,766	13,177

Expenses
Sponsor’s fee	(259,336)	(121,360)	(48,424)	(58,510)

Total Expenses	(259,336)	(121,360)	(48,424)	(58,510)

Net Loss	$(257,518)	$(95,257)	$(36,658)	$(45,333)

Basic and Diluted Earnings per Share	$(0.12)	$(0.10)	$(0.10)	$(0.11)
Weighted-average Shares Outstanding	2,061,957	911,413	351,667	400,000
Cash Dividends per Share	$—	$—	$—	$—

Other Comprehensive Income/(Loss):
Currency translation adjustment	13,017	4,621	(937)	2,048

Total Comprehensive Loss	$(244,501)	$(90,636)	$(37,595)	$(43,285)

Fiscal Period Ended October 31, 2015:

	Three months ended	Three months ended	Three months ended	Three months ended
	October 31, 2015	July 31, 2015	April 30, 2015	January 31, 2015
Income
Interest Income	$11,955	$10,507	$9,522	$8,316

Total Income	11,955	10,507	9,522	8,316

Expenses
Sponsor’s fee	(54,123)	(47,568)	(45,392)	(53,799)

Total Expenses	(54,123)	(47,568)	(45,392)	(53,799)

Net Loss	$(42,168)	$(37,061)	$(35,870)	$(45,483)

Basic and Diluted Earnings per Share	$(0.12)	$(0.12)	$(0.11)	$(0.13)
Weighted-average Shares Outstanding	355,978	309,239	315,730	348,913
Cash Dividends per Share	$—	$—	$—	$—

Other Comprehensive (Loss)/Income:
Currency translation adjustment	(89)	(184)	(706)	1,465

Total Comprehensive Loss	$(42,257)	$(37,245)	$(36,576)	$(44,018)

6.	Sponsor’s Fee

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

CURRENCYSHARES®
BRITISH POUND STERLING TRUST

By	Guggenheim Specialized Products, LLC
Sponsor of the CurrencyShares®
British Pound Sterling Trust

	By:	/s/ JOHN SULLIVAN
John Sullivan
Chief Executive Officer

Date: January 12, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities* and on the dates indicated.

Signature	Capacity	Date

/s/ JOHN SULLIVAN John Sullivan	Director and Chief Executive Officer (principal executive officer)	January 12, 2017

/s/ KEITH KEMP Keith Kemp	Director and Chief Financial Officer (principal financial officer and principal accounting officer)	January 12, 2017

/s/ MICHAEL BYRUM Michael Byrum	Director	January 12, 2017

*	The registrant is a trust and the persons are signing in their capacities as officers or directors of Guggenheim Specialized Products, LLC, the Sponsor of the registrant.