Form 10-Q
period 2017-01-31
CURRENCYSHARES BRITISH POUND STERLING TRUST
filed 2017-03-13
CIK 1353611

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2017

or

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CurrencyShares® British Pound Sterling Trust

Statements of Financial Condition

	January 31, 2017 (Unaudited)	October 31, 2016
Assets
Current Assets:
British Pound Sterling deposits, interest bearing	$306,898,671	$315,997,529
British Pound Sterling deposits, non-interest bearing	—	—

Total Current Assets	$306,898,671	$315,997,529

Liabilities, Redeemable Capital Shares and Shareholders’ Equity
Current Liabilities:
Accrued Sponsor’s fee	$104,043	$92,777

Total Current Liabilities	104,043	92,777

Commitments and Contingent Liabilities (note 8)	—	—

Redeemable Capital Shares, at redemption value, no par value, 18,000,000 authorized – 2,500,000 and 2,650,000 issued and outstanding, respectively	306,794,628	315,904,752
Shareholders’ Equity:
Retained Earnings	—	—
Cumulative Translation Adjustment	—	—

Total Liabilities, Redeemable Capital Shares and Shareholders’ Equity	$306,898,671	$315,997,529

See Notes to Financial Statements.

CurrencyShares® British Pound Sterling Trust

Statements of Comprehensive Income

(Unaudited)

	Three months ended January 31, 2017	Three months ended January 31, 2016
Income
Interest Income	$—	$13,177

Total Income	—	13,177

Expenses
Sponsor’s fee	(313,155)	(58,510)

Total Expenses	(313,155)	(58,510)
Net Loss	$(313,155)	$(45,333)

Basic and Diluted Earnings per Share	$(0.12)	$(0.11)
Weighted-average Shares Outstanding	2,561,957	400,000
Cash Dividends per Share	$—	$—

Other Comprehensive (Loss)/Income:
Currency translation adjustment	(4,060)	2,048

Total Comprehensive Loss	$(317,215)	$(43,285)

See Notes to Financial Statements.

CurrencyShares® British Pound Sterling Trust

Statements of Changes in Shareholders’ Equity

	Three months ended January 31, 2017 (Unaudited)	Year ended October 31, 2016
Retained Earnings, Beginning of Period	$—	$—
Net Loss	(313,155)	(434,766)
Adjustment of redeemable capital shares to redemption value	313,155	434,766

Retained Earnings, End of Period	$—	$—

Cumulative Translation Adjustment, Beginning of Period	$—	$—
Currency translation adjustment	(4,060)	18,749
Adjustment of redeemable capital shares to redemption value	4,060	(18,749)

Cumulative Translation Adjustment, End of Period	$—	$—

See Notes to Financial Statements.

CurrencyShares® British Pound Sterling Trust

Statements of Cash Flows

(Unaudited)

	Three months ended January 31, 2017	Three months ended January 31, 2016
Cash flows from operating activities
Cash received for accrued income	$—	$13,107
Cash paid for expenses	(304,824)	(57,383)

Net cash used in operating activities	(304,824)	(44,276)

Cash flows from financing activities
Cash received to purchase redeemable shares	24,236,710	—
Cash paid to redeem redeemable shares	(42,419,506)	—

Net cash used in financing activities	(18,182,796)	—

Adjustment to period cash flows due to currency movement	9,388,762	(4,932,642)

Decrease in cash	(9,098,858)	(4,976,918)
Cash at beginning of period	315,997,529	60,533,068

Cash at end of period	$306,898,671	$55,556,150

Reconciliation of net loss to net cash used in operating activities
Net Loss	$(313,155)	$(45,333)
Adjustments to reconcile net loss to net cash used in operating activities:
Receivable from accrued interest	—	(4,067)
Prior period receivable from accrued interest	—	4,355
Currency translation adjustment	(2,935)	1,268
Accrued sponsor fee	104,043	18,820
Prior period accrued sponsor fee	(92,777)	(19,319)

Net cash used in operating activities	$(304,824)	$(44,276)

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

The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q. In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Trust’s financial statements included in the Form 10-K as filed on January 12, 2017.

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

The Trustee calculates the Trust’s net asset value (“NAV”) each business day, as described in Note 4. For NAV calculation purposes, British Pound Sterling deposits (cash) are translated at the Closing Spot Rate, which is the British Pound Sterling/USD exchange rate as determined and published by The WM Company at 4:00 PM (London time / London fixing) on each day that NYSE Arca, Inc. (“NYSE Arca”) is open for regular trading.

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

British Pound Sterling principal deposits are held in a British Pound Sterling-denominated, interest-bearing demand account. The interest rate in effect as of January 31, 2017 was an annual nominal rate of 0.00%. For the three months ended January 31, 2017, there were British Pound Sterling principal deposits of 19,514,259, British Pound Sterling principal redemptions of 34,154,191 and British Pound Sterling withdrawals (to pay expenses) of 245,430, resulting in an ending British Pound Sterling principal balance of 243,938,103. This equates to 306,898,671 USD. For the year ended October 31, 2016, there were British Pound Sterling principal deposits of 283,417,249, British Pound Sterling principal redemptions of 63,530,601 and British Pound Sterling withdrawals (to pay expenses) of 258,405, resulting in an ending British Pound Sterling principal balance of 258,823,465. This equates to 315,997,529 USD.

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

Activity in redeemable capital Shares is as follows:

	Three months ended
	January 31, 2017		Year ended
	(Unaudited)		October 31, 2016
		U.S. Dollar		U.S. Dollar
	Shares	Amount	Shares	Amount
Opening Balance	2,650,000	$315,904,752	400,000	$60,518,104
Shares Issued	200,000	24,236,710	2,900,000	396,415,706
Shares Redeemed	(350,000)	(42,419,506)	(650,000)	(88,860,252)
Adjustment to period Shares due to currency movement and other	—	9,072,672	—	(52,168,806)

Ending Balance	2,500,000	$306,794,628	2,650,000	$315,904,752

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

Liquidity

The Sponsor is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to the Trust’s liquidity needs. The Trust’s Depository, JPMorgan Chase Bank, N.A., London Branch, maintains two deposit accounts for the Trust, a primary deposit account that may earn interest and a secondary deposit account that does not earn interest. Interest on the primary deposit account, if any, accrues daily and is paid monthly. The interest rate in effect as of January 31, 2017 was an annual nominal rate of 0.00%. The following chart provides the daily rate paid by the Depository since January 31, 2012:

In exchange for a fee, the Sponsor bears most of the expenses incurred by the Trust. As a result, the only ordinary expense of the Trust during the period covered by this report was the Sponsor’s fee. Each month the Depository deposits into the secondary deposit account accrued but unpaid interest, if any, and the Trustee withdraws British Pounds Sterling from the secondary deposit account to pay the accrued Sponsor’s fee for the previous month plus other Trust expenses, if any. When the interest deposited, if any, exceeds the sum of the Sponsor’s fee for the prior month plus other Trust expenses, if any, the Trustee converts the excess into USD at the prevailing market rate and distributes the USD as promptly as practicable to Shareholders on a pro-rata basis (in accordance with the number of Shares that they own). The Trust did not make any distributions during the quarter ended January 31, 2017.

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

The functional currency of the Trust is the British Pound Sterling in accordance with ASC 830, Foreign Currency Translation.

Results of Operations

As of October 31, 2016, the number of British Pounds Sterling owned by the Trust was 258,823,465 resulting in a redeemable capital share value of $315,904,752. During the three months ended January 31, 2017, an additional 200,000 shares were created in exchange for 19,514,259 British Pound Sterling and 350,000 shares were redeemed in exchange for 34,154,191 British Pound Sterling. In addition, 245,430 British Pounds Sterling were withdrawn to pay the portion of sponsor fee that exceeded the interest earned. As of January 31, 2017, the number of British Pounds Sterling owned by the Trust was 243,938,103, resulting in a redeemable capital Share value of $306,794,628.

A decrease in the Trust’s redeemable capital Share value from $315,904,752 at October 31, 2016 to $306,794,628 at January 31, 2017 was primarily the result of a decrease in the number of Shares outstanding from 2,650,000 at October 31, 2016 to 2,500,000 at January 31, 2017. The decrease in redeemable capital share value was partially offset by an increase in the Closing Spot Rate from 1.2209 at October 31, 2016 to 1.2581 at January 31, 2017.

Interest income decreased from $13,177 for the three months ended January 31, 2016 to $0 for the three months ended January 31, 2017, attributable primarily to a decrease in the annual nominal interest rate paid by the Depository, as set forth in the chart above.

The Sponsor’s fee accrues daily at an annual nominal rate of 0.40% of the British Pounds Sterling in the Trust. Due primarily to an increase in the weighted-average British Pounds Sterling in the Trust, the Sponsor’s fee increased from $58,510 for the three months ended January 31, 2016 to $313,155 for the three months ended January 31, 2017. The only expense of the Trust during the three months ended January 31, 2017 was the Sponsor’s fee.

The Trust’s net loss for the three months ended January 31, 2017 was $313,155 due to the Sponsor’s fee of $313,155 exceeding interest income of $0.

Cash dividends were not paid by the Trust during the three months ended January 31, 2016 or the three months ended January 31, 2017 as the Trust’s interest income did not exceed the Trust’s expenses during those periods.

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

Item 4. Controls and Procedures

The Trust maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) designed to ensure that material information relating to the Trust is recorded, processed and disclosed on a timely basis. The Trust’s disclosure controls and procedures are designed by or under the supervision of the Sponsor’s chief executive officer and chief financial officer, who exercise oversight over the Trust as the Trust has no officers. The chief executive officer and chief financial officer of the Sponsor have evaluated the effectiveness of the Trust’s disclosure controls and procedures as of January 31, 2017. Based on that evaluation, the chief executive officer and chief financial officer of the Sponsor have concluded that the disclosure controls and procedures of the Trust were effective as of the end of the period covered by this report.

There were no changes in the Trust’s internal control over financial reporting that occurred during the Trust’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in the “Risk Factors” section of the Trust’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on January 12, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) None.

(b) Not applicable.

(c) During the quarter ended January 31, 2017, 7 Baskets (350,000 Shares registered pursuant to Section 12 of the Securities Exchange Act of 1934) were redeemed by the Trust, as follows:

Period	Total Number of Registered Shares Redeemed	Average Price Per Share
11/01/2016 – 11/30/2016	50,000	$122.08
12/01/2016 – 12/31/2016	200,000	$121.57
01/01/2017 – 01/31/2017	100,000	$122.11

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

CURRENCYSHARES®
BRITISH POUND STERLING TRUST

	By		Guggenheim Specialized Products, LLC
Sponsor of the CurrencyShares®
British Pound Sterling Trust

Date: March 13, 2017		By:	/S/ KEITH KEMP
Keith Kemp
Chief Financial Officer
(principal financial officer)