Form 10-Q
period 2017-04-30
CURRENCYSHARES BRITISH POUND STERLING TRUST
filed 2017-06-09
CIK 1353611

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2017

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒     No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (d232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes   ☒     No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

		Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

CURRENCYSHARES® BRITISH POUND STERLING TRUST

INDEX

Caption	Page

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Statements of Financial Condition at April 30, 2017 and October 31, 2016	2

Statements of Comprehensive Income for the three months ended April 30, 2017, the three months ended April 30, 2016, the six months ended April 30, 2017 and the six months ended April 30, 2016	3

Statements of Changes in Shareholders’ Equity for the six months ended April 30, 2017 and the year ended October 31, 2016	4

Statements of Cash Flows for the six months ended April 30, 2017 and the six months ended April 30, 2016	5

Notes to Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3. Quantitative and Qualitative Disclosures about Market Risk	14

Item 4. Controls and Procedures	14

Part II — OTHER INFORMATION

Item 1. Legal Proceedings	15

Item 1A. Risk Factors	15

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 3. Defaults Upon Senior Securities	15

Item 4. Mine Safety Disclosures	15

Item 5. Other Information	15

Item 6. Exhibits	16

SIGNATURES	18

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CurrencyShares® British Pound Sterling Trust

Statements of Financial Condition

	April 30, 2017 (Unaudited)	October 31, 2016
Assets
Current Assets:
British Pound Sterling deposits, interest bearing	$296,367,256	$315,997,529
British Pound Sterling deposits, non-interest bearing	—	—

Total Current Assets	$296,367,256	$315,997,529

Liabilities, Redeemable Capital Shares and Shareholders’ Equity
Current Liabilities:
Accrued Sponsor’s fee	$97,766	$92,777

Total Current Liabilities	97,766	92,777

Commitments and Contingent Liabilities (note 8)	—	—

Redeemable Capital Shares, at redemption value, no par value, 18,000,000 authorized – 2,350,000 and 2,650,000 issued and outstanding, respectively	296,269,490	315,904,752
Shareholders’ Equity:
Retained Earnings	—	—
Cumulative Translation Adjustment	—	—

Total Liabilities, Redeemable Capital Shares and Shareholders’ Equity	$296,367,256	$315,997,529

See Notes to Financial Statements.

CurrencyShares® British Pound Sterling Trust

Statements of Comprehensive Income

(Unaudited)

	Three months ended	Three months ended	Six months ended	Six months ended
	April 30, 2017	April 30, 2016	April 30, 2017	April 30, 2016
Income
Interest Income	$—	$11,766	$—	$24,943

Total Income	—	11,766	—	24,943
Expenses
Sponsor’s fee	(283,156)	(48,424)	(596,311)	(106,934)

Total Expenses	(283,156)	(48,424)	(596,311)	(106,934)
Net Loss	$(283,156)	$(36,658)	$(596,311)	$(81,991)

Basic and Diluted Earnings per Share	$(0.12)	$(0.10)	$(0.24)	$(0.22)
Weighted-average Shares Outstanding	2,386,517	351,667	2,475,691	376,099
Cash Dividends per Share	$—	$—	$—	$—

Other Comprehensive (Loss)/Income:
Currency translation adjustment	(10,239)	(937)	(14,299)	1,111

Total Comprehensive Loss	$(293,395)	$(37,595)	$(610,610)	$(80,880)

See Notes to Financial Statements.

CurrencyShares® British Pound Sterling Trust

Statements of Changes in Shareholders’ Equity

	Six months ended April 30, 2017 (Unaudited)	Year ended October 31, 2016
Retained Earnings, Beginning of Period	$—	$—
Net Loss	(596,311)	(434,766)
Adjustment of redeemable capital shares to redemption value	596,311	434,766

Retained Earnings, End of Period	$—	$—

Cumulative Translation Adjustment, Beginning of Period	$—	$—
Currency translation adjustment	(14,299)	18,749
Adjustment of redeemable capital shares to redemption value	14,299	(18,749)

Cumulative Translation Adjustment, End of Period	$—	$—

See Notes to Financial Statements.

CurrencyShares® British Pound Sterling Trust

Statements of Cash Flows

(Unaudited)

	Six months ended April 30, 2017	Six months ended April 30, 2016
Cash flows from operating activities
Cash received for accrued income	$—	$25,075
Cash paid for expenses	(596,873)	(108,669)

Net cash used in operating activities	(596,873)	(83,594)

Cash flows from financing activities
Cash received to purchase redeemable shares	42,508,699	—
Cash paid to redeem redeemable shares	(78,953,142)	(7,132,340)

Net cash used in financing activities	(36,444,443)	(7,132,340)

Adjustment to period cash flows due to currency movement	17,411,043	(3,153,586)

Decrease in cash	(19,630,273)	(10,369,520)
Cash at beginning of period	315,997,529	60,533,068

Cash at end of period	$296,367,256	$50,163,548

Reconciliation of net loss to net cash used in operating activities
Net Loss	$(596,311)	$(81,991)
Adjustments to reconcile net loss to net cash used in operating activities:
Receivable from accrued interest	—	(3,985)
Prior period receivable from accrued interest	—	4,355
Currency translation adjustment	(5,551)	901
Accrued sponsor fee	97,766	16,445
Prior period accrued sponsor fee	(92,777)	(19,319)

Net cash used in operating activities	$(596,873)	$(83,594)

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

British Pound Sterling principal deposits are held in a British Pound Sterling-denominated, interest-bearing demand account. The interest rate in effect as of April 30, 2017 was an annual nominal rate of 0.00%. For the six months ended April 30, 2017, there were British Pound Sterling principal deposits of 34,138,049, British Pound Sterling principal redemptions of 63,405,992 and British Pound Sterling withdrawals (to pay expenses) of 479,339, resulting in an ending British Pound Sterling principal balance of 229,076,183. This equates to 296,367,256 USD. For the year ended October 31, 2016, there were British Pound Sterling principal deposits of 283,417,249, British Pound Sterling principal redemptions of 63,530,601 and British Pound Sterling withdrawals (to pay expenses) of 258,405, resulting in an ending British Pound Sterling principal balance of 258,823,465. This equates to 315,997,529 USD.

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

Activity in redeemable capital Shares is as follows:

	Six months ended
	April 30, 2017		Year ended
	(Unaudited)		October 31, 2016
		U.S. Dollar		U.S. Dollar
	Shares	Amount	Shares	Amount
Opening Balance	2,650,000	$315,904,752	400,000	$60,518,104
Shares Issued	350,000	42,508,699	2,900,000	396,415,706
Shares Redeemed	(650,000)	(78,953,142)	(650,000)	(88,860,252)
Adjustment to period Shares due to currency movement and other	—	16,809,181	—	(52,168,806)

Ending Balance	2,350,000	$296,269,490	2,650,000	$315,904,752

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

Liquidity

The Sponsor is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to the Trust’s liquidity needs. The Trust’s Depository, JPMorgan Chase Bank, N.A., London Branch, maintains two deposit accounts for the Trust, a primary deposit account that may earn interest and a secondary deposit account that does not earn interest. Interest on the primary deposit account, if any, accrues daily and is paid monthly. The interest rate in effect as of April 30, 2017 was an annual nominal rate of 0.00%. The following chart provides the daily rate paid by the Depository since April 30, 2012:

In exchange for a fee, the Sponsor bears most of the expenses incurred by the Trust. As a result, the only ordinary expense of the Trust during the period covered by this report was the Sponsor’s fee. Each month the Depository deposits into the secondary deposit account accrued but unpaid interest, if any, and the Trustee withdraws British Pounds Sterling from the secondary deposit account to pay the accrued Sponsor’s fee for the previous month plus other Trust expenses, if any. When the interest deposited, if any, exceeds the sum of the Sponsor’s fee for the prior month plus other Trust expenses, if any, the Trustee converts the excess into USD at the prevailing market rate and distributes the USD as promptly as practicable to Shareholders on a pro-rata basis (in accordance with the number of Shares that they own). The Trust did not make any distributions during the quarter ended April 30, 2017.

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

The functional currency of the Trust is the British Pound Sterling in accordance with ASC 830, Foreign Currency Translation.

Results of Operations

As of October 31, 2016, the number of British Pounds Sterling owned by the Trust was 258,823,465 resulting in a redeemable capital share value of $315,904,752. During the six months ended April 30, 2017, an additional 350,000 shares were created in exchange for 34,138,049 British Pound Sterling and 650,000 shares were redeemed in exchange for 63,405,992 British Pound Sterling. In addition, 479,339 British Pounds Sterling were withdrawn to pay the portion of sponsor fee that exceeded the interest earned. As of April 30, 2017, the number of British Pounds Sterling owned by the Trust was 229,076,183, resulting in a redeemable capital Share value of $296,269,490.

A decrease in the Trust’s redeemable capital Share value from $315,904,752 at October 31, 2016 to $296,269,490 at April 30, 2017 was primarily the result of a decrease in the number of Shares outstanding from 2,650,000 at October 31, 2016 to 2,350,000 at April 30, 2017. The decrease in redeemable capital share value was partially offset by an increase in the Closing Spot Rate from 1.2209 at October 31, 2016 to 1.2938 at April 30, 2017.

Interest income decreased from $11,766 for the three months ended April 30, 2016 to $0 for the three months ended April 30, 2017, and decreased from $24,943 for the six months ended April 30, 2016 to $0 for the six months ended April 30, 2017, attributable primarily to a decrease in the annual nominal interest rate paid by the Depository, as set forth in the chart above.

The Sponsor’s fee accrues daily at an annual nominal rate of 0.40% of the British Pounds Sterling in the Trust. Due primarily to an increase in the weighted-average British Pounds Sterling in the Trust, the Sponsor’s fee increased from $48,424 for the three months ended April 30, 2016 to $283,156 for the three months ended April 30, 2017, and increased from $106,934 for the six months ended April 30, 2016 to $596,311 for the six months ended April 30, 2017. The only expense of the Trust during the three months and six months ended April 30, 2017 was the Sponsor’s fee.

The Trust’s net loss for the three months ended April 30, 2017 was $283,156 due to the Sponsor’s fee of $283,156 exceeding interest income of $0. The Trust’s net loss for the six months ended April 30, 2017 was $596,311 due to the Sponsor’s fee of $596,311 exceeding interest income of $0.

Cash dividends were not paid by the Trust during three months ended April 30, 2016, the three months ended April 30, 2017, the six months ended April 30, 2016 and the six months ended April 30, 2017, as the Trust’s interest income did not exceed the Trust’s expenses during those periods.

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

Item 4. Controls and Procedures

The Trust maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) designed to ensure that material information relating to the Trust is recorded, processed and disclosed on a timely basis. The Trust’s disclosure controls and procedures are designed by or under the supervision of the Sponsor’s chief executive officer and chief financial officer, who exercise oversight over the Trust as the Trust has no officers. The chief executive officer and chief financial officer of the Sponsor have evaluated the effectiveness of the Trust’s disclosure controls and procedures as of April 30, 2017. Based on that evaluation, the chief executive officer and chief financial officer of the Sponsor have concluded that the disclosure controls and procedures of the Trust were effective as of the end of the period covered by this report.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) None.

(b) Not applicable.

(c) During the quarter ended April 30, 2017, 6 Baskets (300,000 Shares registered pursuant to Section 12 of the Securities Exchange Act of 1934) were redeemed by the Trust, as follows:

Period	Total Number of Registered Shares Redeemed	Average Price Per Share
02/01/2017 – 02/28/2017	100,000	$121.84
03/01/2017 – 03/31/2017	150,000	$119.64
04/01/2017 – 04/30/2017	50,000	$121.62

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

CURRENCYSHARES®
BRITISH POUND STERLING TRUST

	By		Guggenheim Specialized Products, LLC
Sponsor of the CurrencyShares®
British Pound Sterling Trust

Date: June 9, 2017		By:	/s/ KEITH KEMP
Keith Kemp
Chief Financial Officer
(principal financial officer)