Form 10-Q
period 2017-07-31
CURRENCYSHARES BRITISH POUND STERLING TRUST
filed 2017-09-11
CIK 1353611

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2017

or

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

CURRENCYSHARES® BRITISH POUND STERLING TRUST

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CurrencyShares® British Pound Sterling Trust

Statements of Financial Condition

	July 31, 2017 (Unaudited)	October 31, 2016
Assets
Current Assets:
British Pound Sterling deposits, interest bearing	$243,933,740	$315,997,529
British Pound Sterling deposits, non-interest bearing	—	—

Total Current Assets	$243,933,740	$315,997,529

Liabilities, Redeemable Capital Shares and Shareholders’ Equity
Current Liabilities:
Accrued Sponsor’s fee	$87,990	$92,777

Total Current Liabilities	87,990	92,777
Commitments and Contingent Liabilities (note 8)	—	—
Redeemable Capital Shares, at redemption value, no par value, 18,000,000 authorized – 1,900,000 and 2,650,000 issued and outstanding, respectively	243,845,750	315,904,752
Shareholders’ Equity:
Retained Earnings	—	—
Cumulative Translation Adjustment	—	—

Total Liabilities, Redeemable Capital Shares and Shareholders’ Equity	$243,933,740	$315,997,529

See Notes to Financial Statements.

CurrencyShares® British Pound Sterling Trust

Statements of Comprehensive Income

(Unaudited)

	Three months ended	Three months ended	Nine months ended	Nine months ended
	July 31, 2017	July 31, 2016	July 31, 2017	July 31, 2016
Income
Interest Income	$—	$26,103	$—	$51,046

Total Income	—	26,103	—	51,046
Expenses
Sponsor’s fee	(256,279)	(121,360)	(852,590)	(228,294)

Total Expenses	(256,279)	(121,360)	(852,590)	(228,294)
Net Loss	$(256,279)	$(95,257)	$(852,590)	$(177,248)

Basic and Diluted Earnings per Share	$(0.13)	$(0.10)	$(0.37)	$(0.32)
Weighted-average Shares Outstanding	2,014,130	911,413	2,320,147	555,839
Cash Dividends per Share	$—	$—	$—	$—

Other Comprehensive (Loss)/Income:
Currency translation adjustment	(5,389)	4,621	(19,688)	5,732

Total Comprehensive Loss	$(261,668)	$(90,636)	$(872,278)	$(171,516)

See Notes to Financial Statements.

CurrencyShares® British Pound Sterling Trust

Statements of Changes in Shareholders’ Equity

	Nine months ended July 31, 2017 (Unaudited)	Year ended October 31, 2016
Retained Earnings, Beginning of Period	$—	$—
Net Loss	(852,590)	(434,766)
Adjustment of redeemable capital shares to redemption value	852,590	434,766

Retained Earnings, End of Period	$—	$—

Cumulative Translation Adjustment, Beginning of Period	$—	$—
Currency translation adjustment	(19,688)	18,749
Adjustment of redeemable capital shares to redemption value	19,688	(18,749)

Cumulative Translation Adjustment, End of Period	$—	$—

See Notes to Financial Statements.

CurrencyShares® British Pound Sterling Trust

Statements of Cash Flows

(Unaudited)

	Nine months ended July 31, 2017	Nine months ended July 31, 2016
Cash flows from operating activities
Cash received for accrued income	$—	$36,744
Cash paid for expenses	(865,655)	(162,556)

Net cash used in operating activities	(865,655)	(125,812)
Cash flows from financing activities
Cash received to purchase redeemable shares	55,315,521	273,866,662
Cash paid to redeem redeemable shares	(147,481,796)	(49,160,789)

Net cash (used in)/provided by financing activities	(92,166,275)	224,705,873

Adjustment to period cash flows due to currency movement	20,968,141	(25,517,568)

(Decrease)/Increase in cash	(72,063,789)	199,062,493
Cash at beginning of period	315,997,529	60,533,068

Cash at end of period	$243,933,740	$259,595,561

Reconciliation of net loss to net cash used in operating activities
Net Loss	$(852,590)	$(177,248)
Adjustments to reconcile net loss to net cash used in operating activities:
Receivable from accrued interest	—	(17,334)
Prior period receivable from accrued interest	—	4,355
Currency translation adjustment	(8,278)	4,587
Accrued sponsor fee	87,990	79,147
Prior period accrued sponsor fee	(92,777)	(19,319)

Net cash used in operating activities	$(865,655)	$(125,812)

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

British Pound Sterling principal deposits are held in a British Pound Sterling-denominated, interest-bearing demand account. The interest rate in effect as of July 31, 2017 was an annual nominal rate of 0.00%. For the nine months ended July 31, 2017, there were British Pound Sterling principal deposits of 43,876,831, British Pound Sterling principal redemptions of 116,984,053 and British Pound Sterling withdrawals (to pay expenses) of 686,646, resulting in an ending British Pound Sterling principal balance of 185,029,597. This equates to 243,933,740 USD. For the year ended October 31, 2016, there were British Pound Sterling principal deposits of 283,417,249, British Pound Sterling principal redemptions of 63,530,601 and British Pound Sterling withdrawals (to pay expenses) of 258,405, resulting in an ending British Pound Sterling principal balance of 258,823,465. This equates to 315,997,529 USD.

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

Activity in redeemable capital Shares is as follows:

	Nine months ended
	July 31, 2017		Year ended
	(Unaudited)		October 31, 2016
		U.S. Dollar		U.S. Dollar
	Shares	Amount	Shares	Amount
Opening Balance	2,650,000	$315,904,752	400,000	$60,518,104
Shares Issued	450,000	55,315,521	2,900,000	396,415,706
Shares Redeemed	(1,200,000)	(147,481,796)	(650,000)	(88,860,252)
Adjustment to period Shares due to currency movement and other	—	20,107,273	—	(52,168,806)

Ending Balance	1,900,000	$243,845,750	2,650,000	$315,904,752

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

Liquidity

The Sponsor is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to the Trust’s liquidity needs. The Trust’s Depository, JPMorgan Chase Bank, N.A., London Branch, maintains two deposit accounts for the Trust, a primary deposit account that may earn interest and a secondary deposit account that does not earn interest. Interest on the primary deposit account, if any, accrues daily and is paid monthly. The interest rate in effect as of July 31, 2017 was an annual nominal rate of 0.00%. The following chart provides the daily rate paid by the Depository since July 31, 2012:

In exchange for a fee, the Sponsor bears most of the expenses incurred by the Trust. As a result, the only ordinary expense of the Trust during the period covered by this report was the Sponsor’s fee. Each month the Depository deposits into the secondary deposit account accrued but unpaid interest, if any, and the Trustee withdraws British Pounds Sterling from the secondary deposit account to pay the accrued Sponsor’s fee for the previous month plus other Trust expenses, if any. When the interest deposited, if any, exceeds the sum of the Sponsor’s fee for the prior month plus other Trust expenses, if any, the Trustee converts the excess into USD at the prevailing market rate and distributes the USD as promptly as practicable to Shareholders on a pro-rata basis (in accordance with the number of Shares that they own). The Trust did not make any distributions during the quarter ended July 31, 2017.

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

The functional currency of the Trust is the British Pound Sterling in accordance with ASC 830, Foreign Currency Translation.

Results of Operations

As of October 31, 2016, the number of British Pounds Sterling owned by the Trust was 258,823,465 resulting in a redeemable capital share value of $315,904,752. During the nine months ended July 31, 2017, an additional 450,000 shares were created in exchange for 43,876,831 British Pound Sterling and 1,200,000 shares were redeemed in exchange for 116,984,053 British Pound Sterling. In addition, 686,646 British Pounds Sterling were withdrawn to pay the portion of sponsor fee that exceeded the interest earned. As of July 31, 2017, the number of British Pounds Sterling owned by the Trust was 185,029,597, resulting in a redeemable capital Share value of $243,845,750.

A decrease in the Trust’s redeemable capital Share value from $315,904,752 at October 31, 2016 to $243,845,750 at July 31, 2017 was primarily the result of a decrease in the number of Shares outstanding from 2,650,000 at October 31, 2016 to 1,900,000 at July 31, 2017. The decrease in redeemable capital share value was partially offset by an increase in the Closing Spot Rate from 1.2209 at October 31, 2016 to 1.3184 at July 31, 2017.

Interest income decreased from $26,103 for the three months ended July 31, 2016 to $0 for the three months ended July 31, 2017, and decreased from $51,046 for the nine months ended July 31, 2016 to $0 for the nine months ended July 31, 2017, attributable primarily to a decrease in the annual nominal interest rate paid by the Depository, as set forth in the chart above.

The Sponsor’s fee accrues daily at an annual nominal rate of 0.40% of the British Pounds Sterling in the Trust. Due primarily to an increase in the weighted-average British Pounds Sterling in the Trust, the Sponsor’s fee increased from $121,360 for the three months ended July 31, 2016 to $256,279 for the three months ended July 31, 2017, and increased from $228,294 for the nine months ended July 31, 2016 to $852,590 for the nine months ended July 31, 2017. The only expense of the Trust during the three months and nine months ended July 31, 2017 was the Sponsor’s fee.

The Trust’s net loss for the three months ended July 31, 2017 was $256,279 due to the Sponsor’s fee of $256,279 exceeding interest income of $0. The Trust’s net loss for the nine months ended July 31, 2017 was $852,590 due to the Sponsor’s fee of $852,590 exceeding interest income of $0.

Cash dividends were not paid by the Trust during three months ended July 31, 2016, the three months ended July 31, 2017, the nine months ended July 31, 2016 and the nine months ended July 31, 2017, as the Trust’s interest income did not exceed the Trust’s expenses during those periods.

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

Item 4. Controls and Procedures

The Trust maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) designed to ensure that material information relating to the Trust is recorded, processed and disclosed on a timely basis. The Trust’s disclosure controls and procedures are designed by or under the supervision of the Sponsor’s chief executive officer and chief financial officer, who exercise oversight over the Trust as the Trust has no officers. The chief executive officer and chief financial officer of the Sponsor have evaluated the effectiveness of the Trust’s disclosure controls and procedures as of July 31, 2017. Based on that evaluation, the chief executive officer and chief financial officer of the Sponsor have concluded that the disclosure controls and procedures of the Trust were effective as of the end of the period covered by this report.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) None.

(b) Not applicable.

(c) During the quarter ended July 31, 2017, 11 Baskets (550,000 Shares registered pursuant to Section 12 of the Securities Exchange Act of 1934) were redeemed by the Trust, as follows:

Period	Total Number of Registered Shares Redeemed	Average Price Per Share
05/01/2017 – 05/31/2017	400,000	$126.19
06/01/2017 – 06/30/2017	—	$—
07/01/2017 – 07/31/2017	150,000	$127.25

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description
3.1	Certificate of Formation of Guggenheim Specialized Products, LLC dated September 14, 2005, incorporated herein by reference to Exhibit 3.1 to the Registration Statement on Form S-1 (File number 333-132361) filed by the Trust on March 13, 2006.

3.2	Amendment to Certificate of Formation of Guggenheim Specialized Products, LLC dated March 27, 2012, incorporated herein by reference to Exhibit 3.2 to the Annual Report on Form 10-K filed by the Trust on January 14, 2013.

3.3	Limited Liability Company Agreement of Guggenheim Specialized Products, LLC, incorporated herein by reference to Exhibit 3.2 to the Registration Statement on Form S-1 (File number 333-132361) filed by the Trust on March 13, 2006.

4.1	Depositary Trust Agreement dated as of June 8, 2006 among Guggenheim Specialized Products, LLC, The Bank of New York Mellon, all registered owners and beneficial owners of British Pound Sterling Shares issued thereunder and all depositors, incorporated herein by reference to Exhibit 4.1 to the Annual Report on Form 10-K/A filed by the Trust on March 10, 2011.

4.2	Amendment to Depositary Trust Agreement dated as of November 13, 2008 between Guggenheim Specialized Products, LLC and The Bank of New York Mellon, incorporated herein by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q filed by the Trust on September 9, 2010.

4.3	Global Amendment to Depositary Trust Agreements dated as of March 6, 2012 between Guggenheim Specialized Products, LLC and The Bank of New York Mellon, incorporated herein by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q filed by the Trust on March 12, 2012.

4.4	Participant Agreement dated as of March 25, 2010 among Knight Clearing Services, LLC, The Bank of New York and Guggenheim Specialized Products, LLC (together with Schedule pursuant to Instruction 2 to Item 601 of Regulation S-K), incorporated herein by reference to Exhibit 4.4 to the Annual Report on Form 10-K filed by the Trust on January 14, 2013.

4.5	Amendment to Participant Agreements dated as of December 9, 2010 among The Bank of New York Mellon, the trusts set forth on Schedule A thereto and Guggenheim Specialized Products, LLC, incorporated herein by reference to Exhibit 4.4 to the Annual Report on Form 10-K/A filed by the Trust on March 10, 2011.

4.6	Amendment to Participant Agreements dated as of January 15, 2011 among The Bank of New York Mellon, the trusts set forth on Schedule A thereto and Guggenheim Specialized Products, LLC, incorporated herein by reference to Exhibit 4.5 to the Annual Report on Form 10-K/A filed by the Trust on March 10, 2011.

4.7	Form of Participant Agreement among The Bank of New York Mellon, Guggenheim Specialized Products, LLC, and the Authorized Participants listed in the Schedule attached thereto pursuant to Instruction 2 to Item 601 of Regulation S-K, incorporated by reference to Exhibit 4.7 to the Registration Statement on Form S-1 (File number 333- 208994) filed by the Trust on January 14, 2016.

4.8	Global Amendment to Depositary Trust Agreements dated as of September 5, 2017 between Guggenheim Specialized Products, LLC and The Bank of New York Mellon.

4.9	Global Amendment to Participant Agreements dated as of September 5, 2017 between Guggenheim Specialized Products, LLC and The Bank of New York Mellon.

10.1	Deposit Account Agreement dated as of June 8, 2006 between The Bank of New York and the London Branch of JPMorgan Chase Bank, N.A., incorporated herein by reference to Exhibit 10.1 to the Annual Report on Form 10-K/A filed by the Trust on March 10, 2011.

10.2	Amendment to Deposit Account Agreement dated as of November 13, 2008 between The Bank of New York Mellon and the London Branch of JPMorgan Chase Bank, N.A., incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by the Trust on September 9, 2010.

10.3	Sublicense Agreement dated as of June 9, 2006 between PADCO Advisors II, Inc. and Guggenheim Specialized Products, LLC, incorporated herein by reference to Exhibit 10.3 to the Annual Report on Form 10-K/A filed by the Trust on March 10, 2011.

31.1	Certification by Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CURRENCYSHARES®
BRITISH POUND STERLING TRUST

	By	Guggenheim Specialized Products, LLC
Sponsor of the CurrencyShares®
British Pound Sterling Trust

Date: September 11, 2017		By: /s/ KEITH D. KEMP
Keith D. Kemp
Chief Financial Officer
(principal financial officer)