Form 10-Q
period 2018-01-31
CURRENCYSHARES BRITISH POUND STERLING TRUST
filed 2018-03-12
CIK 1353611

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2018

or

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

CURRENCYSHARES® BRITISH POUND STERLING TRUST

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CurrencyShares® British Pound Sterling Trust

Statements of Financial Condition

	January 31, 2018 (Unaudited)	October 31, 2017
Assets
Current Assets:
British Pound Sterling deposits, interest bearing	$193,515,724	$213,160,593
British Pound Sterling deposits, non-interest bearing	—	—
Receivable from accrued interest	15,928	—

Total Current Assets	$193,531,652	$213,160,593

Liabilities, Redeemable Capital Shares and Shareholders’ Equity
Current Liabilities:
Accrued Sponsor’s fee	$69,142	$72,617

Total Current Liabilities	69,142	72,617
Commitments and Contingent Liabilities (note 8)	—	—
Redeemable Capital Shares, at redemption value, no par value, 18,000,000 authorized –1,400,000 and 1,650,000 issued and outstanding, respectively	193,462,510	213,087,976
Shareholders’ Equity:
Retained Earnings	—	—
Cumulative Translation Adjustment	—	—

Total Liabilities, Redeemable Capital Shares and Shareholders’ Equity	$193,531,652	$213,160,593

See Notes to Financial Statements.

CurrencyShares® British Pound Sterling Trust

Statements of Comprehensive Income

(Unaudited)

	Three months ended January 31, 2018	Three months ended January 31, 2017
Income
Interest Income	$47,279	$—

Total Income	47,279	—
Expenses
Sponsor’s fee	(210,047)	(313,155)

Total Expenses	(210,047)	(313,155)
Net Loss	$(162,768)	$(313,155)

Basic and Diluted Earnings per Share	$(0.10)	$(0.12)
Weighted-average Shares Outstanding	1,586,957	2,561,957
Cash Dividends per Share	$—	$—

Other Comprehensive Loss:
Currency translation adjustment	(8,930)	(4,060)

Total Comprehensive Loss	$(171,698)	$(317,215)

See Notes to Financial Statements.

CurrencyShares® British Pound Sterling Trust

Statements of Changes in Shareholders’ Equity

	Three months ended January 31, 2018 (Unaudited)	Year ended October 31, 2017
Retained Earnings, Beginning of Period	$—	$—
Net Loss	(162,768)	(1,081,379)
Adjustment of redeemable capital shares to redemption value	162,768	1,081,379

Retained Earnings, End of Period	$—	$—

Cumulative Translation Adjustment, Beginning of Period	$—	$—
Currency translation adjustment	(8,930)	(21,853)
Adjustment of redeemable capital shares to redemption value	8,930	21,853

Cumulative Translation Adjustment, End of Period	$—	$—

See Notes to Financial Statements.

CurrencyShares® British Pound Sterling Trust

Statements of Cash Flows

(Unaudited)

	Three months ended January 31, 2018	Three months ended January 31, 2017
Cash flows from operating activities
Cash received for accrued income	$32,179	$—
Cash paid for expenses	(218,220)	(304,824)

Net cash used in operating activities	(186,041)	(304,824)
Cash flows from financing activities
Cash received to purchase redeemable shares	19,657,637	24,236,710
Cash paid to redeem redeemable shares	(52,414,118)	(42,419,506)

Net cash used in financing activities	(32,756,481)	(18,182,796)
Adjustment to period cash flows due to currency movement	13,297,653	9,388,762

Decrease in cash	(19,644,869)	(9,098,858)
Cash at beginning of period	213,160,593	315,997,529

Cash at end of period	$193,515,724	$306,898,671

Reconciliation of net loss to net cash used in operating activities
Net Loss	$(162,768)	$(313,155)
Adjustments to reconcile net loss to net cash used in operating activities:
Receivable from accrued interest	(15,928)	—
Currency translation adjustment	(3,870)	(2,935)
Accrued sponsor fee	69,142	104,043
Prior period accrued sponsor fee	(72,617)	(92,777)

Net cash used in operating activities	$(186,041)	$(304,824)

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

The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q. In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Trust’s financial statements included in the Form 10-K as filed on January 11, 2018.

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

3. British Pound Sterling Deposits

British Pound Sterling principal deposits are held in a British Pound Sterling-denominated, interest-bearing demand account. For the three months ended January 31, 2018, there were British Pound Sterling principal deposits of 14,581,735, British Pound Sterling principal redemptions of 38,879,993 and British Pound Sterling withdrawals (to pay expenses) of 138,003, resulting in an ending British Pound Sterling principal balance of 136,082,193. This equates to 193,515,724 USD. For the year ended October 31, 2017, there were British Pound Sterling principal deposits of 43,876,831, British Pound Sterling principal redemptions of 141,309,219 and British Pound Sterling withdrawals (to pay expenses) of 872,623, resulting in an ending British Pound Sterling principal balance of 160,518,454. This equates to 213,160,593 USD.

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

Activity in redeemable capital Shares is as follows:

	Three months ended January 31, 2018 (Unaudited)		Year ended October 31, 2017
	Shares	U.S. Dollar Amount	Shares	U.S. Dollar Amount
Opening Balance	1,650,000	$213,087,976	2,650,000	$315,904,752
Shares issued	150,000	19,657,637	450,000	55,921,021
Shares redeemed	(400,000)	(52,414,118)	(1,450,000)	(180,098,599)
Adjustment to period Shares due to currency movement and other	—	13,131,015	—	21,360,802

Ending Balance	1,400,000	$193,462,510	1,650,000	$213,087,976

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

9. Subsequent Event

On September 28, 2017, Guggenheim Capital LLC entered into an agreement to sell its exchange-traded funds business to Invesco Ltd. (“Invesco”), a leading independent global investment management company (the “Transaction”). In connection with the Transaction, Invesco will acquire 100% of the issued and outstanding membership interests of Guggenheim Specialized Products, LLC, the sponsor of the Trust. The Transaction is expected to close in the second quarter of 2018.

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

Liquidity

The Sponsor is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to the Trust’s liquidity needs. The Trust’s Depository, JPMorgan Chase Bank, N.A., London Branch, maintains two deposit accounts for the Trust, a primary deposit account that may earn interest and a secondary deposit account that does not earn interest. Interest on the primary deposit account, if any, accrues daily and is paid monthly. The interest rate in effect as of January 31, 2018 was an annual nominal rate of 0.10%. The following chart provides the daily rate paid by the Depository since January 31, 2013:

In exchange for a fee, the Sponsor bears most of the expenses incurred by the Trust. As a result, the only ordinary expense of the Trust during the period covered by this report was the Sponsor’s fee. Each month the Depository deposits into the secondary deposit account accrued but unpaid interest, if any, and the Trustee withdraws British Pounds Sterling from the secondary deposit account to pay the accrued Sponsor’s fee for the previous month plus other Trust expenses, if any. When the interest deposited, if any, exceeds the sum of the Sponsor’s fee for the prior month plus other Trust expenses, if any, the Trustee converts the excess into USD at the prevailing market rate and distributes the USD as promptly as practicable to Shareholders on a pro-rata basis (in accordance with the number of Shares that they own). The Trust did not make any distributions during the quarter ended January 31, 2018.

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

The functional currency of the Trust is the British Pound Sterling in accordance with ASC 830, Foreign Currency Translation.

Results of Operations

As of October 31, 2017, the number of British Pounds Sterling owned by the Trust was 160,518,454 resulting in a redeemable capital share value of $213,087,976. During the three months ended January 31, 2018, an additional 150,000 Shares were created in exchange for 14,581,735 British Pounds Sterling and 400,000 Shares were redeemed in exchange for 38,879,993 British Pounds Sterling. In addition, 138,003 Shares were withdrawn to pay the portion of the Sponsor’s fee that exceeded the interest earned. As of January 31, 2018, the number of British Pounds Sterling owned by the Trust was 136,082,193, resulting in a redeemable capital Share value of $193,462,510.

A decrease in the Trust’s redeemable capital Share value from $213,087,976 at October 31, 2017 to $193,462,510 at January 31, 2018 was primarily the result of a decrease in the number of Shares outstanding from 1,650,000 at October 31, 2017 to 1,400,000 at January 31, 2018. This decrease was partially offset by an increase in the Closing Spot Rate from 1.3280 at October 31, 2017 to 1.4221 at January 31, 2018.

Interest income increased from $0 for the three months ended January 31, 2017 to $47,279 for the three months ended January 31, 2018, attributable primarily to an increase in the annual nominal interest rate paid by the Depository, as set forth in the chart above. This increase was partially offset by a decrease in the weighted-average British Pounds Sterling in the Trust.

The Sponsor’s fee accrues daily at an annual nominal rate of 0.40% of the British Pounds Sterling in the Trust. Due primarily to a decrease in the weighted-average British Pounds Sterling in the Trust, the Sponsor’s fee decreased from $313,155 for the three months ended January 31, 2017 to $210,047 for the three months ended January 31, 2018. The only expense of the Trust during the three months ended January 31, 2018 was the Sponsor’s fee.

The Trust’s net loss for the three months ended January 31, 2018 was $162,768 due to the Sponsor’s fee of $210,047 exceeding interest income of $47,279.

Cash dividends were not paid by the Trust during the three months ended January 31, 2017 or the three months ended January 31, 2018 as the Trust’s interest income did not exceed the Trust’s expenses during those periods.

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

Item 4. Controls and Procedures

The Trust maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) designed to ensure that material information relating to the Trust is recorded, processed and disclosed on a timely basis. The Trust’s disclosure controls and procedures are designed by or under the supervision of the Sponsor’s chief executive officer and chief financial officer, who exercise oversight over the Trust as the Trust has no officers. The chief executive officer and chief financial officer of the Sponsor have evaluated the effectiveness of the Trust’s disclosure controls and procedures as of January 31, 2018. Based on that evaluation, the chief executive officer and chief financial officer of the Sponsor have concluded that the disclosure controls and procedures of the Trust were effective as of the end of the period covered by this report.

There were no changes in the Trust’s internal control over financial reporting that occurred during the Trust’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in the “Risk Factors” section of the Trust’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on January 11, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) None.

(b) Not applicable.

(c) During the quarter ended January 31, 2018, 8 Baskets (400,000 Shares registered pursuant to Section 12 of the Securities Exchange Act of 1934) were redeemed by the Trust, as follows:

Period	Total Number of Registered Shares Redeemed	Average Price Per Share
11/01/2017 – 11/30/2017	50,000	$127.99
12/01/2017 – 12/31/2017	100,000	$130.25
01/01/2018 – 01/31/2018	250,000	$133.88

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

CURRENCYSHARES®
BRITISH POUND STERLING TRUST

	By	Guggenheim Specialized Products, LLC
Sponsor of the CurrencyShares®
British Pound Sterling Trust

Date: March 12, 2018		By:	/s/ KEITH D. KEMP
Keith D. Kemp
Chief Financial Officer
(principal financial officer)