Form 10-Q
period 2018-07-31
Invesco CurrencyShares British Pound Sterling Trust
filed 2018-09-07
CIK 1353611

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2018

or

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

INVESCO CURRENCYSHARES® BRITISH POUND STERLING TRUST

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Invesco CurrencyShares® British Pound Sterling Trust

Statements of Financial Condition

	July 31, 2018 (Unaudited)	October 31, 2017

Assets
Current Assets:
British Pound Sterling deposits, interest bearing	$159,133,007	$213,160,593
British Pound Sterling deposits, non-interest bearing	—	—
Receivable from accrued interest	11,525	—

Total Current Assets	$159,144,532	$213,160,593

Liabilities, Redeemable Capital Shares and Shareholders’ Equity
Current Liabilities:
Accrued Sponsor’s fee	$54,682	$72,617

Total Current Liabilities	54,682	72,617

Commitments and Contingent Liabilities (note 8)	—	—

Redeemable Capital Shares, at redemption value, no par value, 18,000,000 authorized – 1,250,000 and 1,650,000 issued and outstanding, respectively	159,089,850	213,087,976
Shareholders’ Equity:
Retained Earnings	—	—
Cumulative Translation Adjustment	—	—

Total Liabilities, Redeemable Capital Shares and Shareholders’ Equity	$159,144,532	$213,160,593

See Notes to Financial Statements.

Invesco CurrencyShares® British Pound Sterling Trust

Statements of Comprehensive Income

(Unaudited)

	Three months ended	Three months ended	Nine months ended	Nine months ended
	July 31, 2018	July 31, 2017	July 31, 2018	July 31, 2017

Income
Interest Income	$35,141	$—	$126,437	$—

Total Income	35,141	—	126,437	—

Expenses
Sponsor’s fee	(169,448)	(256,279)	(569,814)	(852,590)

Total Expenses	(169,448)	(256,279)	(569,814)	(852,590)

Net Loss	$(134,307)	$(256,279)	$(443,377)	$(852,590)

Basic and Diluted Earnings per Share	$(0.10)	$(0.13)	$(0.31)	$(0.37)
Weighted-average Shares Outstanding	1,298,913	2,014,130	1,440,476	2,320,147
Cash Dividends per Share	$—	$—	$—	$—

Other Comprehensive Income/(Loss):
Currency translation adjustment	1,922	(5,389)	(4,641)	(19,688)

Total Comprehensive Loss	$(132,385)	$(261,668)	$(448,018)	$(872,278)

See Notes to Financial Statements.

Invesco CurrencyShares® British Pound Sterling Trust

Statements of Changes in Shareholders’ Equity

	Nine months ended July 31, 2018 (Unaudited)	Year ended October 31, 2017

Retained Earnings, Beginning of Period	$—	$—
Net Loss	(443,377)	(1,081,379)
Adjustment of redeemable capital shares to redemption value	443,377	1,081,379

Retained Earnings, End of Period	$—	$—

Cumulative Translation Adjustment, Beginning of Period	$—	$—
Currency translation adjustment	(4,641)	(21,853)
Adjustment of redeemable capital shares to redemption value	4,641	21,853

Cumulative Translation Adjustment, End of Period	$—	$—

See Notes to Financial Statements.

Invesco CurrencyShares® British Pound Sterling Trust

Statements of Cash Flows

(Unaudited)

	Nine months ended July 31, 2018	Nine months ended July 31, 2017

Cash flows from operating activities
Cash received for accrued income	$114,351	$—
Cash paid for Sponsor’s fee	(587,279)	(865,655)

Net cash used in operating activities	(472,928)	(865,655)

Cash flows from financing activities
Cash received to purchase redeemable shares	26,422,001	55,315,521
Cash paid to redeem redeemable shares	(79,236,503)	(147,481,796)

Net cash used in financing activities	(52,814,502)	(92,166,275)

Adjustment to period cash flows due to currency movement	(740,156)	20,968,141

Decrease in cash	(54,027,586)	(72,063,789)
Cash at beginning of period	213,160,593	315,997,529

Cash at end of period	$159,133,007	$243,933,740

Reconciliation of net loss to net cash used in operating activities
Net Loss	$(443,377)	$(852,590)
Adjustments to reconcile net loss to net cash used in operating activities:
Receivable from accrued interest	(11,525)	—
Currency translation adjustment	(91)	(8,278)
Accrued Sponsor’s fee	54,682	87,990
Prior period accrued Sponsor’s fee	(72,617)	(92,777)

Net cash used in operating activities	$(472,928)	$(865,655)

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

British Pound Sterling principal deposits are held in a British Pound Sterling-denominated, interest-bearing demand account. The interest rate in effect as of July 31, 2018 was an annual nominal rate of 0.08%. For the nine months ended July 31, 2018, there were British Pound Sterling principal deposits of 19,439,377, British Pound Sterling principal redemptions of 58,296,427 and British Pound Sterling withdrawals (to pay expenses) of 347,946, resulting in an ending British Pound Sterling principal balance of 121,313,458. This equates to 159,133,007 USD. For the year ended October 31, 2017, there were British Pound Sterling principal deposits of 43,876,831, British Pound Sterling principal redemptions of 141,309,219 and British Pound Sterling withdrawals (to pay expenses) of 872,623, resulting in an ending British Pound Sterling principal balance of 160,518,454. This equates to 213,160,593 USD.

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

Activity in redeemable capital Shares is as follows:

	Nine months ended July 31, 2018 (Unaudited)		Year ended October 31, 2017
	Shares	U.S. Dollar Amount	Shares	U.S. Dollar Amount
Opening Balance	1,650,000	$213,087,976	2,650,000	$315,904,752
Shares issued	200,000	26,422,001	450,000	55,921,021
Shares redeemed	(600,000)	(79,236,503)	(1,450,000)	(180,098,599)
Adjustment to period Shares due to currency movement and other	—	(1,183,624)	—	21,360,802

Ending Balance	1,250,000	$159,089,850	1,650,000	$213,087,976

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

Furthermore, on June 23, 2016, the citizens of the United Kingdom voted to leave the European Union. In February 2017, the British Parliament voted in favor of allowing the British government to begin negotiating the terms of the United Kingdom’s withdrawal from the European Union, and, in March 2017, the British government invoked Article 50, which, per the terms of the treaty, formally triggered the two-year negotiation process. In March 2018, the European Union and the United Kingdom agreed to a transition process of 21 months — from March 29, 2019 until the end of 2020 — before the United Kingdom leaves the European Union completely. Following the vote of the United Kingdom to leave the European Union in 2016, the USD price paid for British Pound Sterling has been highly volatile. The long-term consequences for the United Kingdom economy of the United Kingdom exiting the European Union are unknown and unpredictable, as is the future direction of the value of British Pound Sterling and the Shares. These uncertainties could further increase volatility in the market prices of the British Pound Sterling and the Shares. Increased volatility could, in itself, decrease the value of the Shares.

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

Liquidity

The Sponsor is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to the Trust’s liquidity needs. The Trust’s Depository, JPMorgan Chase Bank, N.A., London Branch, maintains two deposit accounts for the Trust, a primary deposit account that may earn interest and a secondary deposit account that does not earn interest. Interest on the primary deposit account, if any, accrues daily and is paid monthly. The interest rate in effect as of July 31, 2018 was an annual nominal rate of 0.08%. The following chart provides the daily rate paid by the Depository since July 31, 2013:

In exchange for a fee, the Sponsor bears most of the expenses incurred by the Trust. As a result, the only ordinary expense of the Trust during the period covered by this report was the Sponsor’s fee. Each month the Depository deposits into the secondary deposit account accrued but unpaid interest, if any, and the Trustee withdraws British Pounds Sterling from the secondary deposit account to pay the accrued Sponsor’s fee for the previous month plus other Trust expenses, if any. When the interest deposited, if any, exceeds the sum of the Sponsor’s fee for the prior month plus other Trust expenses, if any, the Trustee converts the excess into USD at the prevailing market rate and distributes the USD as promptly as practicable to Shareholders on a pro-rata basis (in accordance with the number of Shares that they own). The Trust did not make any distributions during the quarter ended July 31, 2018.

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

The functional currency of the Trust is the British Pound Sterling in accordance with ASC 830, Foreign Currency Translation.

Results of Operations

As of October 31, 2017, the number of British Pounds Sterling owned by the Trust was 160,518,454 resulting in a redeemable capital share value of $213,087,976. During the nine months ended July 31, 2018, an additional 200,000 Shares were created in exchange for 19,439,377 British Pounds Sterling and 600,000 Shares were redeemed in exchange for 58,296,427 British Pounds Sterling. In addition, 347,946 British Pound Sterling were withdrawn to pay the portion of the Sponsor’s fee that exceeded the interest earned. As of July 31, 2018, the number of British Pounds Sterling owned by the Trust was 121,313,458, resulting in a redeemable capital Share value of $159,089,850.

A decrease in the Trust’s redeemable capital Share value from $213,087,976 at October 31, 2017 to $159,089,850 at July 31, 2018 was primarily the result of a decrease in the number of Shares outstanding from 1,650,000 at October 31, 2017 to 1,250,000 at July 31, 2018, and a decrease in the Closing Spot Rate from 1.3280 at October 31, 2017 to 1.3118 at July 31, 2018.

Interest income increased from $0 for the three months ended July 31, 2017 to $35,141 for the three months ended July 31, 2018, and increased from $0 for the nine months ended July 31, 2017 to $126,437 for the nine months ended July 31, 2018, attributable primarily to an increase in the annual nominal interest rate paid by the Depository, as set forth in the chart above.

The Sponsor’s fee accrues daily at an annual nominal rate of 0.40% of the British Pounds Sterling in the Trust. Due primarily to a decrease in the weighted-average British Pounds Sterling in the Trust and a decrease in the Closing Spot Rate, the Sponsor’s fee decreased from $256,279 for the three months ended July 31, 2017 to $169,448 for the three months ended July 31, 2018, and decreased from $852,590 for the nine months ended July 31, 2017 to $569,814 for the nine months ended July 31, 2018. The only expense of the Trust during the three months and nine months ended July 31, 2018 was the Sponsor’s fee.

The Trust’s net loss for the three months ended July 31, 2018 was $134,307 due to the Sponsor’s fee of $169,448 exceeding interest income of $35,141. The Trust’s net loss for the nine months ended July 31, 2018 was $443,377 due to the Sponsor’s fee of $569,814 exceeding interest income of $126,437.

Cash dividends were not paid by the Trust during the three months ended July 31, 2017, the three months ended July 31, 2018, the nine months ended July 31, 2017 and the nine months ended July 31, 2018, as the Trust’s interest income did not exceed the Trust’s expenses during those periods.

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

Item 4. Controls and Procedures

The Trust maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) designed to ensure that material information relating to the Trust is recorded, processed and disclosed on a timely basis. The Trust’s disclosure controls and procedures are designed by or under the supervision of the Sponsor’s principal executive officer and principal financial officer, who exercise oversight over the Trust as the Trust has no officers. The principal executive officer and principal financial officer of the Sponsor have evaluated the effectiveness of the Trust’s disclosure controls and procedures as of July 31, 2018. Based on that evaluation, the principal executive officer and principal financial officer of the Sponsor have concluded that the disclosure controls and procedures of the Trust were effective as of the end of the period covered by this report.

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

The Loan Rule specifically provides that an accounting firm would not be independent if it or certain affiliates and covered persons receives a loan from a lender that is a record or beneficial owner of more than ten percent of an audit client’s equity securities (referred to as a “more than ten percent owner”). For purposes of the Loan Rule, audit clients include the Trust as well as all registered investment companies advised by the Sponsor and its affiliates, including other subsidiaries of the Sponsor’s parent company, Invesco Ltd. (collectively, the “Invesco Fund Complex”). PricewaterhouseCoopers LLP informed the Trust it and certain affiliates and covered persons have relationships with lenders who hold, as record owner, more than ten percent of the shares of certain funds within the Invesco Fund Complex, which may implicate the Loan Rule.

On June 20, 2016, the SEC Staff issued a “no-action” letter to another mutual fund complex (see Fidelity Management & Research Company et al., No-Action Letter) related to the audit independence issue described above. In that letter, the SEC confirmed that it would not recommend enforcement action against a fund that relied on audit services performed by an audit firm that was not in compliance with the Loan Rule in certain specified circumstances. On May 2, 2018, the SEC proposed amendments to the Loan Rule that, if adopted as proposed, would address many of the issues that led to issuance of the no-action letter. In connection with prior independence determinations, PricewaterhouseCoopers LLP communicated, as contemplated by the no-action letter, that it believes that it remains objective and impartial and that a reasonable investor possessing all the facts would conclude that PricewaterhouseCoopers LLP is able to exhibit the requisite objectivity and impartiality to report on the Trust’s financial statements as the independent registered public accounting firm. PricewaterhouseCoopers LLP also represented that it has complied with PCAOB Rule 3526(b)(1) and (2), which are conditions to the Trust relying on the no action letter, and affirmed that it is an independent accountant within the meaning of PCAOB Rule 3520. Therefore, the Sponsor, the Trust and PricewaterhouseCoopers LLP concluded that PricewaterhouseCoopers LLP could continue as the Trust’s independent registered public accounting firm. The Invesco Fund Complex relied upon the no-action letter in reaching this conclusion.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) None.

(b) Not applicable.

(c) During the quarter ended July 31, 2018, 4 Baskets (200,000 Shares registered pursuant to Section 12 of the Securities Exchange Act of 1934) were redeemed by the Trust, as follows:

Period	Total Number of Registered Shares Redeemed	Average Price Per Share

05/01/2018 – 05/31/2018	150,000	$131.95

06/01/2018 – 06/30/2018	-	$-

07/01/2018 – 07/31/2018	50,000	$128.67

Total	200,000	$131.13

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

INVESCO CURRENCYSHARES®
BRITISH POUND STERLING TRUST

	By:	Invesco Specialized Products, LLC
Sponsor of the Invesco CurrencyShares®
British Pound Sterling Trust

Date: September 7, 2018		By:	/s/ Daniel Draper
Daniel Draper
Chief Executive Officer
(principal executive officer)

		By:	/s/ Kelli Gallegos
Kelli Gallegos
Principal Financial and Accounting Officer – Investment Pools