Form 10-Q
period 2019-03-31
Invesco CurrencyShares British Pound Sterling Trust
filed 2019-05-09
CIK 1353611

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2019

or

☐TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) of the Securities Exchange Act of 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (d232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☒

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Units of Beneficial Interest	FXB	NYSE Arca

Indicate the number of outstanding Redeemable Capital Shares as of March 31, 2019: 1,000,000 Shares.

INVESCO CURRENCYSHARES® BRITISH POUND STERLING TRUST

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Invesco CurrencyShares® British Pound Sterling Trust

Statements of Financial Condition

(Unaudited)

	March 31, 2019	December 31, 2018
Assets
Current Assets:
British Pound Sterling deposits, interest bearing	$126,388,632	$135,900,899
British Pound Sterling deposits, non-interest bearing	—	—
Receivable from accrued interest	39,388	41,050
Total Current Assets	$126,428,020	$135,941,949
Liabilities, Redeemable Capital Shares and Shareholders’ Equity
Current Liabilities:
Accrued Sponsor’s fee	$44,669	$46,575
Total Current Liabilities	44,669	46,575
Commitments and Contingent Liabilities (note 8)
Redeemable Capital Shares, at redemption value, no par value, 18,000,000 authorized—1,000,000 and 1,100,000 issued and outstanding, respectively	126,383,351	135,895,374
Shareholders’ Equity:
Retained Earnings	—	—
Total Liabilities, Redeemable Capital Shares and Shareholders’ Equity	$126,428,020	$135,941,949

See Notes to Financial Statements.

Invesco CurrencyShares® British Pound Sterling Trust

Statements of Comprehensive Income

(Unaudited)

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
Income
Interest Income	$114,701	$44,630
Total Income	114,701	44,630
Expenses
Sponsor’s fee	(130,048)	(192,384)
Total Expenses	(130,048)	(192,384)
Net Comprehensive Income (Loss)	$(15,347)	$(147,754)
Basic and Diluted Earnings per Share	$(0.01)	$(0.10)
Weighted-average Shares Outstanding	1,043,889	1,441,111

See Notes to Financial Statements.

Invesco CurrencyShares® British Pound Sterling Trust

Statements of Changes in Shareholders’ Equity and Redeemable Capital Shares

(Unaudited)

	Retained Earnings	Total Shareholders' Equity	Redeemable Capital Shares
Balance at December 31, 2018	$—	$—	$135,895,374
Purchases of Shares	—	—	18,986,604
Redemption of Shares	—	—	(31,438,493)
Net Increase (Decrease) due to Share Transactions	$—	$—	$(12,451,889)
Net Comprehensive Income (Loss)	(15,347)	(15,347)	—
Adjustment of Redeemable Capital Shares to Redemption Value related to Retained Earnings	15,347	15,347	(15,347)
Adjustment of Redeemable Capital Shares to Redemption Value	—	—	2,955,213
Balance at March 31, 2019	$—	$—	$126,383,351

See Notes to Financial Statements.

Invesco CurrencyShares® British Pound Sterling Trust

Statements of Changes in Shareholders’ Equity and Redeemable Capital Shares

(Unaudited)

	Retained Earnings	Total Shareholders' Equity	Redeemable Capital Shares
Balance at December 31, 2017	$—	$—	$210,380,158
Purchases of Shares	—	—	13,519,943
Redemption of Shares	—	—	(33,807,310)
Net Increase (Decrease) due to Share Transactions	$—	$—	$(20,287,367)
Net Comprehensive Income (Loss)	(147,754)	(147,754)	—
Adjustment of Redeemable Capital Shares to Redemption Value related to Retained Earnings	147,754	147,754	(147,754)
Adjustment of Redeemable Capital Shares to Redemption Value	—	—	7,616,395
Balance at March 31, 2018	$—	$—	$197,561,432

See Notes to Financial Statements.

Invesco CurrencyShares® British Pound Sterling Trust

Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
Cash flows from operating activities
Net Comprehensive Income (Loss)	$(15,347)	$(147,754)
Adjustments to reconcile net comprehensive income (loss) to net cash used in operating activities:
Change in operating assets and liabilities:
Receivable from accrued interest	1,662	1,229
Accrued Sponsor’s fee	(1,906)	(7,599)
Net cash used in operating activities	(15,591)	(154,124)
Cash flows from financing activities
Proceeds from purchases of redeemable Shares	18,986,604	13,519,943
Redemptions of redeemable Shares	(31,438,493)	(33,807,310)
Net cash used in financing activities	(12,451,889)	(20,287,367)

Effect of exchange rate on cash	2,955,213	7,616,395
Net change in cash	(9,512,267)	(12,825,096)
Cash at beginning of period	135,900,899	210,438,083
Cash at end of period	$126,388,632	$197,612,987

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

The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission. In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Trust’s financial statements included in the Form 10-K transition report as filed on March 11, 2019.

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

British Pound Sterling principal deposits are held in a British Pound Sterling-denominated, interest-bearing demand account. The interest rate in effect as of March 31, 2019 was an annual nominal rate of 0.35%. For the three months ended March 31, 2019, there were British Pound Sterling principal deposits of 14,549,122, British Pound Sterling principal redemptions of 24,248,747 and British Pound Sterling withdrawals (to pay expenses) of 12,072, resulting in an ending British Pound Sterling principal balance of 96,994,428. This equates to 126,388,632 USD. For the two months ended December 31, 2018, there were British Pound Sterling principal deposits of 19,401,440, British Pound Sterling principal redemptions of 29,102,021 and British Pound Sterling withdrawals (to pay expenses) of 9,701, resulting in an ending British Pound Sterling principal balance of 106,706,125. This equates to 135,900,899 USD.

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

Due to expected continuing creations and redemptions of Baskets and the two-day period for settlement of each creation or redemption, the Trust reflects Shares created as a receivable on the trade date. Shares redeemed are reflected as a liability on the trade date. Outstanding Shares are reflected at a redemption value, which is the NAV per Share at the period end date. Adjustments to redeemable capital Shares at redemption value are recorded directly redeemable capital shares and retained earnings.

Activity in redeemable capital Shares is as follows:

	Three Months Ended March 31, 2019		Three Months Ended March 31, 2018
	Shares	U.S. Dollar Amount	Shares	U.S. Dollar Amount
Opening Balance	1,100,000	$135,895,374	1,600,000	$210,380,158
Shares Issued	150,000	18,986,604	100,000	13,519,943
Shares Redeemed	(250,000)	(31,438,493)	(250,000)	(33,807,310)
Adjustment of Redeemable Capital Shares to Redemption Value	—	2,939,866	—	7,468,641
Ending Balance	1,000,000	$126,383,351	1,450,000	$197,561,432

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

In certain exceptional cases the Trust will pay for some expenses in addition to the Sponsor’s fee. These exceptions include expenses not assumed by the Sponsor (i.e., expenses other than those identified in the preceding paragraph), expenses resulting from negative interest rates, taxes and governmental charges, expenses and costs of any extraordinary services performed by the Trustee or the Sponsor on behalf of the Trust or action taken by the Trustee or the Sponsor to protect the Trust or the interests of Shareholders, indemnification of the Sponsor under the Depositary Trust Agreement, audit fees and legal expenses in excess of $100,000 per year.

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

Liquidity

The Sponsor is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to the Trust’s liquidity needs. The Trust’s Depository, JPMorgan Chase Bank, N.A., London Branch, maintains two deposit accounts for the Trust, a primary deposit account that may earn interest and a secondary deposit account that does not earn interest. Interest on the primary deposit account, if any, accrues daily and is paid monthly. The interest rate in effect as of March 31, 2019 was an annual nominal rate of 0.35%. The following chart provides the daily rate paid by the Depository since March 31, 2014:

In exchange for a fee, the Sponsor bears most of the expenses incurred by the Trust. As a result, the only ordinary expense of the Trust during the period covered by this report was the Sponsor’s fee. Each month the Depository deposits into the secondary deposit account accrued but unpaid interest, if any, and the Trustee withdraws British Pounds Sterling from the secondary deposit account to pay the accrued Sponsor’s fee for the previous month plus other Trust expenses, if any. When the interest deposited, if any, exceeds the sum of the Sponsor’s fee for the prior month plus other Trust expenses, if any, the Trustee converts the excess into USD at the prevailing market rate and distributes the USD as promptly as practicable to Shareholders on a pro-rata basis (in accordance with the number of Shares that they own). The Trust did not make any distributions during the quarter ended March 31, 2019.

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

The functional currency of the Trust is the British Pound Sterling in accordance with ASC 830, Foreign Currency Translation.

Results of Operations

As of December 31, 2018, the number of British Pounds Sterling owned by the Trust was 106,706,125 resulting in a redeemable capital Share value of $135,895,374. During the three months ended March 31, 2019, an additional 150,000 Shares were created in exchange for 14,549,122 British Pounds Sterling and 250,000 Shares were redeemed in exchange for 24,248,747 British Pounds Sterling. In addition, 12,072 British Pound Sterling were withdrawn to pay the portion of the Sponsor’s fee that exceeded the interest earned. As of March 31, 2019, the number of British Pounds Sterling owned by the Trust was 96,994,428, resulting in a redeemable capital Share value of $126,383,351.

A decrease in the Trust’s redeemable capital Share value from $135,895,374 at December 31, 2018 to $126,383,351 at March 31, 2019 was primarily the result of a decrease in the number of Shares outstanding from 1,100,000 at December 31, 2018 to 1,000,000 at March 31, 2019, but was partially offset by an increase in the Closing Spot Rate from 1.2736 at December 31, 2018 to 1.3031 at March 31, 2019.

Interest income increased from $44,630 for the three months ended March 31, 2018 to $114,701 for the three months ended March 31, 2019, attributable primarily to an increase in the annual nominal interest rate paid by the Depository, as set forth in the chart above.

The Sponsor’s fee accrues daily at an annual nominal rate of 0.40% of the British Pounds Sterling in the Trust. Due primarily to a decrease in the weighted-average British Pounds Sterling in the Trust, the Sponsor’s fee decreased from $192,384 for the three months ended March 31, 2018 to $130,048 for the three months ended March 31, 2019. The only expense of the Trust during the three months ended March 31, 2019 was the Sponsor’s fee.

The Trust’s net comprehensive income (loss) for the three months ended March 31, 2019 was $15,347 due to the Sponsor’s fee of $130,048 exceeding interest income of $114,701. The Trust’s net comprehensive income (loss) for the three months ended March 31, 2018 was $147,754 due to Sponsor’s fee of $192,384 exceeding interest income of $44,630.

Cash dividends were not paid by the Trust during the three months ended March 31, 2018 and the three months ended March 31, 2019, as the Trust’s interest income did not exceed the Trust’s expenses during those periods.

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

Item 4. Controls and Procedures

Under the supervision and with the participation of the management of the Sponsor, including Daniel Draper, its Principal Executive Officer, and Kelli Gallegos, its Principal Financial and Accounting Officer, Investment Pools, the Trust carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report, and, based upon that evaluation, Daniel Draper, the Principal Executive Officer of the Sponsor, and Kelli Gallegos, the Principal Financial and Accounting Officer, Investment Pools, of the Sponsor, concluded that the Trust's disclosure controls and procedures were effective to provide reasonable assurance that information the Trust is required to disclose in the reports that it files or submits with the Securities and Exchange Commission (the “SEC”) under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms, and to provide reasonable assurance that information required to be disclosed by the Trust in the reports that it files or submits under the Exchange Act is accumulated and communicated to management of the Sponsor, including its Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in internal control over financial reporting (as defined in the Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the Trust's quarter ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, the Trust's internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Current Discussions between the SEC and PricewaterhouseCoopers LLP regarding PricewaterhouseCoopers LLP's Independence Could Have Potentially Adverse Consequences for the Trust.

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

On June 23, 2016, the citizens of the United Kingdom, a European Union member that had not adopted the euro as its currency, voted to leave the European Union. In March 2017, the British government invoked Article 50 of the Treaty on European Union, which formally triggered a negotiation process with the European Union. In March 2018, the parties agreed to a transition period of 21 months — from March 29, 2019 until the end of 2020 — before the United Kingdom leaves the European Union completely, assuming approval of a withdrawal agreement. Withdrawal from the European Union has been and remains extraordinarily controversial in the United Kingdom notwithstanding the 2016 vote. The British government and the European Union have negotiated a withdrawal agreement, but the British Parliament has failed to approve that agreement on numerous occasions. The European Court of Justice has ruled that, subject to certain conditions, a member state may revoke notification of its intention to withdraw from the European Union. The European Union has granted the United Kingdom several extensions of the original March 29, 2019 deadline for the United Kingdom’s exit from the European Union. On April 11, 2019, the European Council granted the United Kingdom an extension until October 31, 2019, subject to the United Kingdom holding the elections to the European Parliament on May 23, 2019. If the United Kingdom does not hold the elections to the European Parliament on May 23, 2019, the United Kingdom will leave the European Union on June 1, 2019, with or without an agreement.  Failure to (i) agree on a way forward by October 31, 2019, or (ii) hold the elections to the European Parliament on May 23, 2019 and not agree on a way forward by June 1, 2019, would mean that the United Kingdom would leave the European Union on October 31, 2019 or June 1, 2019, as applicable, with no agreement (a so-called “hard Brexit”), unless the United Kingdom requests, and is granted, an additional extension of Article 50 from the European Union. An extension of Article 50 would need to be unanimously approved by the 27 European Union member states. The consequences for the economies of the European Union members of the United Kingdom exiting the European Union are unknown and unpredictable, especially in the case of a hard Brexit, as is the future direction of the value of the British Pound Sterling and the Shares. These uncertainties could increase volatility in the market prices of the British Pound Sterling and the Shares. Increased volatility could, in itself, decrease the value of the Shares.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) None.

(b) Not applicable.

(c) During the quarter ended March 31, 2019, 5 Baskets (250,000 Shares registered pursuant to Section 12 of the Securities Exchange Act of 1934) were redeemed by the Trust, as follows:

Period	Total Number of Registered Shares Redeemed	Average Price Per Share
01/01/2019 – 01/31/2019	50,000	$125.22
02/01/2019 – 02/28/2019	100,000	$123.97
03/01/2019 – 03/31/2019	100,000	$127.81
Total	250,000	$125.76

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description
3.1

Certificate of Formation of the Sponsor dated September 14, 2005, incorporated herein by reference to Exhibit 3.1 to the Registration Statement on Form S-1 (File number 333‑132361) filed by the Trust on March 13, 2006.

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

INVESCO CURRENCYSHARES®
BRITISH POUND STERLING TRUST

By:	Invesco Specialized Products, LLC
Sponsor of the Invesco CurrencyShares®
British Pound Sterling Trust

Date: May 8, 2019	By:	/s/ Daniel Draper
Daniel Draper
Chief Executive Officer
(principal executive officer)

	By:	/s/ Kelli Gallegos
Kelli Gallegos
Principal Financial and Accounting Officer – Investment Pools