Form 10-K
period 2019-12-31
Invesco CurrencyShares British Pound Sterling Trust
filed 2020-02-28
CIK 1353611

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

State the market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant’s most recently completed second fiscal quarter: $123,150,000.

Number of Redeemable Capital Shares outstanding as of January 31, 2020: 1,250,000

Invesco CURRENCYSHARES® BRITISH POUND STERLING TRUST INDEX

i

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING INFORMATION

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

Change in Fiscal Year End

On January 9, 2019, Invesco Specialized Products, LLC (the "Sponsor") changed the Trust’s fiscal year from the period beginning on November 1 and ending on October 31 to the period beginning on January 1 and ending on December 31. Unless otherwise noted, all references to “years” in this report refer to the twelve-month fiscal year, which prior to November 1, 2018 ended on October 31 and beginning after December 31, 2018 ends on December 31 of each year.

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

The Trust’s only ordinary recurring expense is the Sponsor’s fee. The Sponsor is responsible for payment of the following administrative and marketing expenses of the Trust: the Trustee’s monthly fee, typical maintenance and transaction fees of the Depository, NYSE Arca listing fees, printing and mailing costs, audit fees and expenses, up to $100,000 per year in legal fees and expenses, and applicable license fees. The Sponsor also paid the costs of the Trust’s organization, including the applicable Securities and Exchange Commission (“SEC”) registration fees. The Sponsor’s fee accrues daily at an annual nominal rate of 0.40% of the British Pound Sterling in the Trust (including all unpaid interest but excluding unpaid fees, each as accrued through the immediately preceding day). The Trust incurred $567,982 for the year ended December 31, 2019 in Sponsor’s fees.

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

The Shares are designed to reflect the price of the British Pound Sterling, plus accumulated interest, if any, less the Trust’s expenses. Several factors may affect the price of the British Pound Sterling, including:

•	Sovereign debt levels and trade deficits;
•	Domestic and foreign inflation rates and interest rates and investors’ expectations concerning those rates;
•	Currency exchange rates;
•	Investment and trading activities of mutual funds, hedge funds and currency funds; and
•	Global, regional or national political, economic or financial events and situations.

In addition, the British Pound Sterling may not maintain its long-term value in terms of purchasing power in the future. When the price of the British Pound Sterling declines, the Sponsor expects the price of a Share to decline as well.

On June 23, 2016, the citizens of the United Kingdom, a European Union member that had not adopted the euro as its currency, voted to leave the European Union. In March 2017, the British government invoked Article 50 of the Treaty on European Union, which formally triggered a negotiation process with the European Union. In March 2018, the parties agreed to a transition period of 21 months — from March 29, 2019 until the end of 2020 — before the United Kingdom leaves the European Union completely, assuming approval of a withdrawal agreement. Withdrawal from the European Union is controversial in the United Kingdom notwithstanding the 2016 vote. On October 17, 2019, the British government and the European Union announced that a withdrawal agreement had been negotiated, and such withdrawal agreement subsequently received Parliamentary approval. The United Kingdom withdrew from the European Union on January 31, 2020, and is in a transition period through December 31, 2020, during which time the United Kingdom is negotiating new trade agreements with the European Union, the United States, Australia and other trade partner nations. The consequences for the economies of the European Union members of the United Kingdom exiting the European Union are unknown and unpredictable, as is the future direction of the value of the British Pound Sterling and the Shares. These uncertainties could increase volatility in the market prices of the British Pound Sterling and the Shares. Increased volatility could, in itself, decrease the value of the Shares.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Trust does not own or use physical properties in the conduct of its business. The Sponsor’s headquarters are located at 3500 Lacey Road, Suite 700, Downers Grove, Illinois 60515.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Shares began trading on the New York Stock Exchange on June 26, 2006 under the symbol “FXB.” The primary listing of the Shares was transferred to NYSE Arca on October 30, 2007.

Holders

As of January 31, 2020, the Trust had 80 holders of record of its Shares.

Sales of Unregistered Securities and Use of Proceeds of Registered Securities

(a) There have been no unregistered sales of the Shares. No Shares are authorized for issuance by the Trust under equity compensation plans.

(b) Not applicable.

(c) Although the Trust did not redeem Shares directly from its shareholders, the Trust redeemed Baskets from Authorized Participants during the three months ended December 31, 2019 as follows:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
October 1, 2019 to October 31, 2019	50,000	$96.96
November 1, 2019 to November 30, 2019	150,000	$96.96
December 1, 2019 to December 31, 2019	300,000	$96.96
Total	500,000	$96.96

ITEM 6. SELECTED FINANCIAL DATA

On January 9, 2019, the Sponsor changed the Trust’s fiscal year from the period beginning on November 1 and ending on October 31 to the period beginning on January 1 and ending on December 31. The following table summarizes the relevant 2019, 2018, 2017, 2016 and 2015 financial data for the Trust and should be read in conjunction with the Trust’s financial statements, and the notes and schedules related thereto, which are included in this Report.

	Fiscal Year Ended,	Two Months Ended	Fiscal Years Ended October 31,
	December 31, 2019	December 31, 2018	2018	2017	2016	2015
Interest Income	$497,896	$82,767	$256,219	$—	$52,864	$40,300
Net Comprehensive Income (Loss)	$(70,086)	$(11,891)	$(466,573)	$(1,081,379)	$(434,766)	$(160,582)
Basic and Diluted Earnings (Loss) per Share	$(0.06)	$(0.01)	$(0.34)	$(0.50)	$(0.47)	$(0.48)
Cash Dividends per Share	$—	$—	$—	$—	$—	$—
Net Increase (Decrease) in Cash	$5,389,163	$(6,652,402)	$(70,607,292)	$(102,836,936)	$255,464,461	$(2,379,469)

	As of December 31,		As of October 31,
	2019	2018	2018	2017	2016	2015
Redeemable Capital Shares at Redemption Value	$166,971,382	$135,895,374	$148,744,954	$213,087,976	$315,904,752	$60,518,104
Total Assets	$167,024,308	$135,941,949	$148,793,383	$213,160,593	$315,997,529	$60,537,423

Selected Quarterly Financial Data (Unaudited)

	For the Three Months Ended,
	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019
Interest Income	$143,658	$124,468	$115,069	$114,701
Net Comprehensive Income (Loss)	$(20,521)	$(17,780)	$(16,438)	$(15,347)
Basic and Diluted Earnings (Loss) per Share (1)	$(0.01)	$(0.02)	$(0.02)	$(0.01)
Cash Dividends per Share (1)	$—	$—	$—	$—

(1) The amount shown for a Share outstanding for quarterly statements may not correlate with year to date amounts due to timing of subscriptions and redemptions in relation to income earned or distributed.

	For the Two Months Ended	For the Three Months Ended,
	December 31, 2018	October 31, 2018	July 31, 2018	April 30, 2018	January 31, 2018
Interest Income	$82,767	$129,782	$35,141	$44,017	$47,279
Net Comprehensive Income (Loss)	$(11,891)	$(23,196)	$(134,307)	$(146,302)	$(162,768)
Basic and Diluted Earnings (Loss) per Share (1)	$(0.01)	$(0.02)	$(0.10)	$(0.10)	$(0.10)
Cash Dividends per Share (1)	$—	$—	$—	$—	$—

(1) The amount shown for a Share outstanding for quarterly statements may not correlate with year to date amounts due to timing of subscriptions and redemptions in relation to income earned or distributed.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

The following discussion and analysis was prepared to supplement information contained in the accompanying financial statements and is intended to explain certain items regarding the Trust's financial condition as of December 31, 2019, and its results of operations for the fiscal year ended December 31, 2019, the two months ended December 31, 2018 and the fiscal year ended October 31, 2018. It should be read in conjunction with the “Selected Financial Data” and the accompanying audited financial statements and related notes thereto contained in this report.

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

Liquidity

The Sponsor is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to the Trust’s liquidity needs. The Trust’s Depository, JPMorgan Chase Bank, N.A., London Branch, maintains two deposit accounts for the Trust, a primary deposit account that may earn interest and a secondary deposit account that does not earn interest. Interest on the primary deposit account, if any, accrues daily and is paid monthly. The interest rate in effect as of December 31, 2019 was an annual nominal rate of 0.35%. The following chart provides the daily rate paid by the Depository since December 31, 2014:

In exchange for a fee, the Sponsor bears most of the expenses incurred by the Trust. As a result, the only ordinary expense of the Trust during the period covered by this report was the Sponsor’s fee. Each month the Depository deposits into the secondary deposit account accrued but unpaid interest, if any, and the Trustee withdraws British Pounds Sterling from the secondary deposit account to pay the accrued Sponsor’s fee for the previous month plus other Trust expenses, if any. When the interest deposited, if any, exceeds the sum of the Sponsor’s fee for the prior month plus other Trust expenses, if any, the Trustee converts the excess into USD at the prevailing market rate and distributes the USD as promptly as practicable to Shareholders on a pro-rata basis (in accordance with the number of Shares that they own). The Trust did not make any distributions during the quarter ended December 31, 2019.

Results of Operations

For the year ended December 31, 2019, the two months ended December 31, 2018 and the year ended October 31, 2018

During the year ended December 31, 2019, an additional 1,250,000 Shares were created in exchange for 121,214,247 British Pounds Sterling and 1,050,000 Shares were redeemed in exchange for 101,821,260 British Pounds Sterling. In addition, 54,267 British Pounds Sterling were withdrawn to pay the portion of the Sponsor’s fee that exceeded interest earned. As of December 31, 2019, the number of British Pounds Sterling owned by the Trust was 126,044,845, resulting in a redeemable capital Share value of $166,971,382. During the two months ended December 31, 2018, an additional 200,000 Shares were created in exchange for 19,401,440 British Pounds Sterling and 300,000 Shares were redeemed in exchange for 29,102,021 British Pounds Sterling. In addition, 9,701 British Pounds Sterling were withdrawn to pay the portion of the Sponsor’s fee that exceeded interest earned. As of December 31, 2018, the number of British Pounds Sterling owned by the Trust was 106,706,125, resulting in a redeemable capital Share value of $135,895,374. During the year ended October 31, 2018, an additional 250,000 Shares were created in exchange for 24,289,863 British Pounds Sterling and 700,000 Shares were redeemed in exchange for 67,997,931 British Pounds Sterling. In addition, 393,979 British Pounds Sterling were withdrawn to pay the portion of the Sponsor’s fee that exceeded interest earned. As of October 31, 2018, the number of British Pounds Sterling owned by the Trust was 116,416,407, resulting in a redeemable capital Share value of $148,744,954.

An increase in the Trust’s redeemable capital Share value from $135,985,374 at December 31, 2018 to $166,971,382 at December 31, 2019, was primarily the result of an increase in the number of Shares outstanding from 1,100,000 at December 31, 2018 to 1,300,000 at December 31, 2019, coupled with an increase in the Closing Spot Rate from 1.2736 at December 31, 2018 to 1.3248 at December 31, 2019. A decrease in the Trust’s redeemable capital Share value from $148,744,954 at October 31, 2018 to $135,895,374 at December 31, 2018, was the result of a decrease in the number of Shares outstanding from 1,200,000 at October 31, 2018 to 1,100,000 at December 31, 2018 and a decrease in the Closing Spot Rate from 1.2778 at October 31, 2018 to 1.2736 at December 31, 2018.

Interest income increased from $256,219 for the year ended October 31, 2018 to $497,896 for the year ended December 31, 2019, attributable primarily to an increase in the annual nominal interest rate paid by the Depository, as set forth in the FXB daily rate chart above, and coupled with an increase in the weighted-average British Pounds Sterling in the Trust.

Interest income increased from $31,775 for the two months ended December 31, 2017 to $82,767 for the two months ended December 31, 2018, attributable primarily to an increase in the annual nominal interest rate paid by the Depository, as set forth in the chart above, but partially offset by a decrease in the weighted-average British Pounds Sterling in the Trust.

The Sponsor’s fee accrues daily at an annual nominal rate of 0.40% of the British Pounds Sterling in the Trust. Due primarily to a decrease in the weighted-average British Pounds Sterling in the Trust, the Sponsor’s fee decreased from $722,792 for the year ended October 31, 2018 to $567,982 for the year ended December 31, 2019. The only expense of the Trust during the year ended December 31, 2019 was the Sponsor’s fee.

The Sponsor’s fee accrues daily at an annual nominal rate of 0.40% of the British Pounds Sterling in the Trust. Due primarily to a decrease in the weighted-average British Pounds Sterling in the Trust, the Sponsor’s fee decreased from $142,690 for the two months ended December 31, 2017 to $94,658 for the two months ended December 31, 2018. The only expenses of the Trust during the two months ended December 31, 2018 was the Sponsor’s fee.

The Trust’s net comprehensive loss for the year ended December 31, 2019 was $70,086, due to the Sponsor’s fee of $567,982 exceeding the interest income of $497,896. The Trust’s net comprehensive loss for the year ended October 31, 2018 was $466,573 due to the Sponsor’s fee of $722,792 exceeding interest income of $256,219.

Cash dividends were not paid by the Trust in the year ended October 31, 2018 and the year ended December 31, 2019 as the Trust’s interest income did not exceed the Trust’s expenses during those periods.

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

Critical Accounting Policies

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

The functional currency of the Trust is the British Pound Sterling in accordance with ASC 830, Foreign Currency Translation.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Except as described above with respect to fluctuations in the British Pound Sterling/USD exchange rate and changes in the nominal annual interest rate paid by the Depository on British Pound Sterling held by the Trust, the Trust is not subject to market risk. The Trust does not hold securities and does not invest in derivative instruments.

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

We, Daniel Draper, Principal Executive Officer, and Kelli Gallegos, Principal Financial and Accounting Officer, Investment Pools, of the Sponsor, assessed the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2019. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (2013). Based on our assessment and those criteria, we have concluded that the Trust maintained effective internal control over financial reporting as of December 31, 2019.

The Trust’s independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited the Trust’s internal control over financial reporting as of December 31, 2019, as stated in their report on page 16 of the Trust’s Annual Report on Form 10-K.

By:	/S/ DANIEL DRAPER
Name:	Daniel Draper
Title:	Principal Executive Officer

By:	/S/ KELLI GALLEGOS
Name:	Kelli Gallegos
Title:	Principal Financial and Accounting Officer, Investment Pools

February 27, 2020

Report of Independent Registered Public Accounting Firm

To the Board of Managers and Shareholders of Invesco CurrencyShares British Pound Sterling Trust

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying statements of financial condition of Invesco CurrencyShares British Pound Sterling Trust (the “Trust”) as of December 31, 2019 and 2018, and the related statements of comprehensive income, of changes in shareholders’ equity and redeemable capital shares and of cash flows for the year ended December 31, 2019, the two months ended December 31, 2018 and for the year ended October 31, 2018, including the related notes (collectively referred to as the “financial statements”). We also have audited the Trust’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Trust as of December 31, 2019 and 2018, and the results of its operations and its cash flows for the year ended December 31, 2019, the two months ended December 31, 2018 and for the year ended October 31, 2018 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

/s/PricewaterhouseCoopers LLP
Chicago, Illinois

February 27, 2020

We have served as the Trust’s auditor since 2018.

Invesco CurrencyShares® British Pound Sterling Trust

Statements of Financial Condition

December 31, 2019 and 2018

	December 31,
	2019	2018
Assets
British Pound Sterling deposits, interest bearing	$141,290,062	$135,900,899
British Pound Sterling deposits, non-interest bearing	—	—
Subscriptions receivable	25,687,935	—
Receivable from accrued interest	46,311	41,050
Total Assets	$167,024,308	$135,941,949
Liabilities
Accrued Sponsor’s fee	$52,926	$46,575
Total Liabilities	52,926	46,575
Commitments and Contingent Liabilities (note 8)
Redeemable Capital Shares and Shareholders’ Equity
Redeemable Capital Shares, at redemption value, no par value, 23,000,000 and 18,000,000 authorized, respectively – 1,300,000 and 1,100,000, issued and outstanding, respectively	166,971,382	135,895,374
Shareholders’ Equity:
Retained Earnings	—
Total Liabilities, Redeemable Capital Shares and Shareholders’ Equity	$167,024,308	$135,941,949

See accompanying Notes to Financial Statements which are an integral part of the financial statements.

Invesco CurrencyShares® British Pound Sterling Trust

Statements of Comprehensive Income

For the Year Ended December 31, 2019, the Two Months Ended December 31, 2018

and the Year Ended October 31, 2018

	Year Ended December 31, 2019	Two Months Ended December 31, 2018	Year Ended October 31, 2018
Income
Interest Income	$497,896	$82,767	$256,219
Total Income	497,896	82,767	256,219
Expenses
Sponsor’s fee	(567,982)	(94,658)	(722,792)
Total Expenses	(567,982)	(94,658)	(722,792)
Net Comprehensive Income (Loss)	$(70,086)	$(11,891)	$(466,573)
Basic and Diluted Earnings (Loss) per Share	$(0.06)	$(0.01)	$(0.34)
Weighted-average Shares Outstanding	1,146,849	1,139,344	1,380,959

See accompanying Notes to Financial Statements which are an integral part of the financial statements.

Invesco CurrencyShares® British Pound Sterling Trust

Statements of Changes in Shareholders’ Equity and Redeemable Capital Shares

For the Year Ended December 31, 2019

	Retained Earnings	Total Shareholders' Equity	Shares	Redeemable Capital Shares
Balance at December 31, 2018	$—	$—	1,100,000	$135,895,374
Purchases of Shares	—	—	1,250,000	154,564,089
Redemption of Shares	—	—	(1,050,000)	(131,112,101)
Net Increase (Decrease) due to Share Transactions	$—	$—	200,000	23,451,988
Distributions
Net Comprehensive Income (Loss)	(70,086)	(70,086)		—
Adjustment of Redeemable Capital Shares to Redemption Value related to Retained Earnings	70,086	70,086		(70,086)
Adjustment of Redeemable Capital Shares to Redemption Value	—	—		7,694,106
Balance at December 31, 2019	$—	$—	1,300,000	$166,971,382

See accompanying Notes to Financial Statements which are an integral part of the financial statements.

Invesco CurrencyShares® British Pound Sterling Trust

Statements of Changes in Shareholders’ Equity and Redeemable Capital Shares

For the Two Months December 31, 2018

	Retained Earnings	Total Shareholders' Equity	Shares	Redeemable Capital Shares
Balance at October 31, 2018	$—	$—	1,200,000	$148,744,954
Purchases of Shares	—	—	200,000	24,954,379
Redemption of Shares	—	—	(300,000)	(37,386,164)
Net Increase (Decrease) due to Share Transactions	$—	$—	(100,000)	(12,431,785)
Distributions
Net Comprehensive Income (Loss)	(11,891)	(11,891)		—
Adjustment of Redeemable Capital Shares to Redemption Value related to Retained Earnings	11,891	11,891		(11,891)
Adjustment of Redeemable Capital Shares to Redemption Value	—	—		(405,904)
Balance at December 31, 2018	$—	$—	1,100,000	$135,895,374

See accompanying Notes to Financial Statements which are an integral part of the financial statements.

Invesco CurrencyShares® British Pound Sterling Trust

Statements of Changes in Shareholders’ Equity and Redeemable Capital Shares

For the Year Ended October 31, 2018

	Retained Earnings	Total Shareholders' Equity	Shares	Redeemable Capital Shares
Balance at October 31, 2017	$—	$—	1,650,000	$213,087,976
Purchases of Shares	—	—	250,000	32,640,718
Redemption of Shares	—	—	(700,000)	(91,375,619)
Net Increase (Decrease) due to Share Transactions	$—	$—	(450,000)	(58,734,901)
Distributions
Net Comprehensive Income (Loss)	(466,573)	(466,573)		—
Adjustment of Redeemable Capital Shares to Redemption Value related to Retained Earnings	466,573	466,573		(466,573)
Adjustment of Redeemable Capital Shares to Redemption Value	—	—		(5,141,548)
Balance at October 31, 2018	$—	$—	1,200,000	$148,744,954

See accompanying Notes to Financial Statements which are an integral part of the financial statements.

Invesco CurrencyShares® British Pound Sterling Trust

Statements of Cash Flows

For the Year Ended December 31, 2019, the Two Months Ended December 31, 2018

and the Year Ended October 31, 2018

	Year Ended December 31, 2019	Two Months Ended December 31, 2018	Year Ended October 31, 2018
Cash flows from operating activities
Net Comprehensive Income (Loss)	$(70,086)	$(11,891)	$(466,573)
Adjustments to reconcile net comprehensive income (loss) to net cash provided by (used in) operating activities:
Change in operating assets and liabilities:
Receivable from accrued interest	(5,261)	1,326	(42,376)
Accrued Sponsor’s fee	6,351	(1,854)	(24,188)
Net cash provided by (used in) operating activities	(68,996)	(12,419)	(533,137)
Cash flows from financing activities
Distributions paid to shareholders
Proceeds from purchases of redeemable capital Shares	129,136,007	31,155,241	26,122,634
Redemptions of redeemable capital Shares	(131,112,101)	(37,386,164)	(91,375,619)
Net cash provided by (used in) financing activities	(1,976,094)	(6,230,923)	(65,252,985)
Effect of exchange rate on cash	7,434,253	(409,060)	(4,821,170)
Net change in cash	5,389,163	(6,652,402)	(70,607,292)
Cash at beginning of period	135,900,899	142,553,301	213,160,593
Cash at end of period	$141,290,062	$135,900,899	$142,553,301
Supplemental disclosure of cash flow information
Cash paid for interest	$—	$—	$—

See accompanying Notes to Financial Statements which are an integral part of the financial statements.

Invesco CurrencyShares® British Pound Sterling Trust

Notes to Financial Statements

December 31, 2019

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

In certain cases the Trust will pay for some expenses in addition to the Sponsor’s fee. These exceptions include expenses not assumed by the Sponsor (i.e., expenses other than those identified in the preceding paragraph), expenses resulting from negative interest rates, taxes and governmental charges, expenses and costs of any extraordinary services performed by the Trustee or the Sponsor on behalf of the Trust or action taken by the Trustee or the Sponsor to protect the Trust or the interests of Shareholders, indemnification of the Sponsor under the Depositary Trust Agreement, audit fees and legal expenses in excess of $100,000 per year. The only expense of the Trust during the year ended December 31, 2019, the two months ended December 31, 2018 and the year ended October 31, 2018 was the Sponsor’s fee.
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

Note 4 – British Pound Sterling Deposits

British Pound Sterling principal deposits are held in a British Pound Sterling-denominated, interest-bearing demand account. The interest rate in effect as of December 31, 2019 was an annual nominal rate of 0.35%. For the year ended December 31, 2019, there were British Pound Sterling principal deposits of 121,214,247, British Pound Sterling principal redemptions of 101,821,260 and

British Pound Sterling withdrawals (to pay expenses) of 54,267, resulting in an ending British Pound Sterling principal balance of 126,044,845. This equates to 141,290,062 USD. For the two months ended December 31, 2018, there were British Pound Sterling principal deposits of 19,401,440, British Pound Sterling principal redemptions of 29,102,021 and British Pound Sterling withdrawals (to pay expenses) of 9,701, resulting in an ending British Pound Sterling principal balance of 106,706,125. This equates to 135,900,899 USD.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the management of the Sponsor, including Daniel Draper, its Principal Executive Officer, and Kelli Gallegos, its Principal Financial and Accounting Officer, Investment Pools, the Trust carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2019, the end of the period covered by this Annual Report, and, based upon that evaluation, Daniel Draper, the Principal Executive Officer of the Sponsor, and Kelli Gallegos, the Principal Financial and Accounting Officer, Investment Pools, of the Sponsor concluded that the Trust’s disclosure controls and procedures were effective to provide reasonable assurance that information the Trust is required to disclose in the reports that it files or submits with the SEC under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed by the Trust in the reports that it files or submits under the Exchange Act is accumulated and communicated to management of the Sponsor, including its Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in internal control over financial reporting (as defined in the Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the Trust’s quarter ended December 31, 2019, that has materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

Management of the Sponsor is responsible for establishing and maintaining adequate internal control over financial reporting, as defined under Rules 13a-15(f) and 15d-15(f) of the Exchange Act, for the Trust. Daniel Draper, the Principal Executive Officer of the Sponsor, and Kelli Gallegos, the Principal Financial and Accounting Officer, Investment Pools, of the Sponsor, assessed the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2019. Their report in connection with their assessment may be found in the “Report of Management on Internal Control Over Financial Reporting” on page 15 of this Annual Report on Form 10-K.

The Trust’s independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited the Trust’s internal control over financial reporting as of December 31, 2019, as stated in their report on page 16 of this Annual Report on Form 10-K.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following executive officers of the Sponsor serve in the capacities specified for them:

Name	Capacity
Daniel Draper	Chief Executive Officer and Principal Executive Officer; Board of Managers
Kelli Gallegos	Principal Financial and Accounting Officer, Investment Pools
Annette J. Lege	Chief Financial Officer
Melanie Zimdars	Chief Compliance Officer
Kristie Feinberg	Board of Managers
John M. Zerr	Board of Managers

The Sponsor is managed by a Board of Managers. The Board of Managers is composed of Mr. Draper, Ms. Feinberg and Mr. Zerr.

Daniel Draper (51) currently serves as Chief Executive Officer and Principal Executive Officer of the Sponsor, and also serves as a member of the Sponsor’s Board of Managers. He has served in such capacities since April 6, 2018. In his role, he has general oversight responsibilities for all of the Sponsor’s business. Mr. Draper also serves as Chief Executive Officer of Invesco Capital Management (“Invesco Capital Management”), an affiliate of the Sponsor, and has served in such capacity since March 2016. In such capacity, Mr. Draper is responsible for managing the operations of various Invesco funds. Mr. Draper also presently serves as a member of the Board of Managers of Invesco Capital Management and has served in such capacity since September 2013. Previously, Mr. Draper was the Global Head of Exchange Traded Funds for Credit Suisse Asset Management (“Credit Suisse”) based in London from March 2010 until June 2013, followed by a three month non-compete period pursuant to his employment terms with Credit Suisse. Credit Suisse is an asset management business of Credit Suisse Group, a financial services company. From January 2007 to March 2010, he was the Global Head of Exchange Traded Funds for Lyxor Asset Management in London, an investment management business unit of Societe Generale Corporate & Investment Banking. Mr. Draper was previously registered as a Significant Influence Functions (“SIF”) person with the UK’s Financial Conduct Authority. He withdrew SIF person status on June 30, 2013 when he left Credit Suisse. Mr. Draper received his MBA from the Kenan-Flagler Business School at the University of North Carolina at Chapel Hill and his BA from the College of William and Mary in Virginia. Mr. Draper is currently registered with FINRA and holds the Series 7, 24 and 63 registrations.

Kelli Gallegos (49) currently serves as Principal Financial and Accounting Officer, Investment Pools of the Sponsor and has served in this capacity since September 2018. Additionally, since September 2018, Ms. Gallegos has been Principal Financial and Accounting Officer, Investment Pools of Invesco Capital Management LLC, the managing owner of a suite of commodity exchange-traded funds (“ICM”), Head of North America Fund Reporting of Invesco, Ltd., a global investment management company (“Invesco”), and Vice President and Treasurer of Invesco Exchange-Traded Fund Trust, Invesco Exchange-Traded Fund Trust II, Invesco India Exchange-Traded Fund Trust, Invesco Actively Managed Exchange-Traded Fund Trust, Invesco Actively Managed Exchange-Traded Commodity Fund Trust and Invesco Exchange-Traded Self-Indexed Fund Trust, each a registered investment company offering series of exchange-traded funds (the “Invesco ETFs”). She has also served as Vice President (since March 2016), Principal Financial Officer (since March 2016) and Assistant Treasurer (since December 2008) for a suite of mutual funds advised by Invesco Advisers, Inc., a registered investment adviser (the “Invesco Funds”). In her roles with the Sponsor, ICM, Invesco, the Invesco ETFs and the Invesco Funds, Ms. Gallegos has financial and administrative oversight responsibilities for, and serves as Principal Financial Officer of, the Invesco ETFs, the CurrencyShares Trusts sponsored by the Sponsor, of which the registrant is one (the “CurrencyShares Trusts”), and the exchange-traded commodity funds for which ICM serves as managing owner (the “Commodity Funds”). Previously, she was Director of Fund Financial Services from December 2008 to September 2018, Assistant Treasurer for ICM from January 2013 to September 2018, Assistant Treasurer of the Sponsor from April 2018 to September 2018, Assistant Treasurer for the Invesco ETFs from September 2014 to September 2018 and Assistant Vice President for the Invesco Funds from December 2008 to March 2016. In such roles, Ms. Gallegos managed the group of personnel responsible for the preparation of fund financial statements and other information necessary for shareholder reports, fund prospectuses, regulatory filings, and for the coordination and oversight of third-party service providers of the CurrencyShares Trusts, the Invesco ETFs, the Invesco Funds and the Commodity Funds. Ms. Gallegos earned a BBA in accounting from Harding University in Searcy, AR.

Annette Lege (50) currently serves as Chief Financial Officer of the Sponsor and has served in this capacity since April 6, 2018. Ms. Lege also serves as Chief Accounting Officer and Head of Finance and Corporate Services (“FCS”) Business Services for Invesco and has served in such capacity since March 2017. In her roles for the Sponsor and Invesco, she is responsible for all aspects of Corporate Accounting, including group financial reporting, internal controls and group accounting policies. Ms. Lege also manages Invesco’s Finance operations and shared service centers and has held this role since September 2015. Previously, Ms. Lege was Head of FCS Transformation Office from October 2013 through September 2015, with responsibility for business transformation initiatives taking place across FCS at Invesco. Before assuming that role in October 2013, Ms. Lege held the position of North American Corporate Controller at Invesco from March 2007 to October 2013. Ms. Lege is a CPA, is licensed by FINRA as a Financial

Operations Principal, and is a member of the Texas State Board of Public Accountants. Ms. Lege earned a BBA in accounting from the University of Houston.

Melanie H. Zimdars (43) currently serves as Chief Compliance Officer of the Sponsor and has served in this capacity since April 6, 2018. In her role, she is responsible for all aspects of regulatory compliance for the Sponsor. Ms. Zimdars has also served as Chief Compliance Officer of Invesco Capital Management, Invesco Exchange-Traded Fund Trust, Invesco Exchange-Traded Fund Trust II, Invesco India Exchange-Traded Fund Trust, Invesco Actively Managed Exchange-Traded Fund Trust and Invesco Actively Managed Exchange-Traded Commodity Fund Trust since November 2017. From September 2009 to October 2017, she served as Vice President and Deputy Chief Compliance Officer at ALPS Holdings, Inc. where she was Chief Compliance Officer for six different mutual fund complexes, including active and passive ETFs and open-end and closed-end funds. Through its subsidiary companies, ALPS Holdings, Inc. is a provider of investment products and customized servicing solutions to the financial services industry. Ms. Zimdars received a BS degree from the University of Wisconsin-La Crosse.

Kristie Feinberg (44) currently serves as a member of the Board of Managers of the Sponsor and has served in this capacity since June 1, 2019. Ms. Feinberg also serves as the Chief Financial Officer of the Americas for Invesco and has served in such capacity since May 2019. In this capacity, Ms. Feinberg is responsible for general management support, in addition to executing on various strategic initiatives and overseeing the financial framework for the business units operating within the Americas division of Invesco. From January 2001 to May 2019, she served as Senior Vice President and Corporate Treasurer for OFI Global Asset Management, a global investment management company offering various retail and institutional investment solutions. She received an M.B.A. in finance from Columbia University and a B.A. in Economics from St. Cloud State University. Additionally Ms. Feinberg is a CFA® charterholder, a Financial Risk Manager - Certified by the Global Association of Risk Professionals and a Certified Treasury Professional.

John Zerr (57) currently serves as a member of the Board of Managers of the Sponsor and has served in this capacity since April 6, 2018. Mr. Zerr is also a member of the Board of Managers of Invesco Capital Management and the Chief Operating Officer of Americas for Invesco Ltd., and has served in these roles since March 2006 and February 2018, respectively. Mr. Zerr previously served as the Managing Director and General Counsel for U.S. Retail of Invesco Management Group, Inc., a registered investment adviser affiliated with the Sponsor, from March 2006 through February 2018. Mr. Zerr has also been a Senior Vice President and Secretary of IDI since March 2006 and June 2006, respectively. He also served as a Director of that entity until February 2010. Mr. Zerr has served as Senior Vice President of Invesco Advisers, Inc., a registered investment adviser affiliated with the Sponsor, since December 2009. Mr. Zerr serves as a Director, Vice President and Secretary of Invesco Investment Services, Inc., a registered transfer agency since May 2007. Mr. Zerr has served as Director, Senior Vice President, General Counsel and Secretary of a number of other Invesco wholly-owned subsidiaries which service or serviced portions of Invesco’s U.S. Retail business since May 2007 and since June 2010 with respect to certain Van Kampen entities engaged in the asset management business that were acquired by Invesco from Morgan Stanley. In each of the foregoing positions Mr. Zerr is responsible for overseeing legal operations. In such capacity, Mr. Zerr also is responsible for overseeing the legal activities of various Invesco funds. Mr. Zerr earned a BA degree in economics from Ursinus College. He graduated cum laude with a J.D. from Temple University School of Law.

ITEM 11. EXECUTIVE COMPENSATION

The Trust has no employees, officers or directors. The Sponsor receives a Sponsor’s fee, which accrues daily at an annual nominal rate of 0.40% of the British Pound Sterling in the Trust (including all unpaid interest but excluding unpaid fees, each as accrued through the immediately preceding day) and is paid monthly.

For the year ended December 31, 2019, the Trust has incurred Sponsor’s Fees of $567,982 of which $515,056 had been paid at December 31, 2019. Sponsor’s Fees of $52,926 were unpaid at December 31, 2019 and are reported as a liability on the Statement of Financial Condition.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The Trust has no officers or directors. The following table sets forth certain information regarding beneficial ownership of our Shares as of January 31, 2020, as known by management. No person is known by us to own beneficially more than 5% of outstanding Shares.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

See Item 11.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

On April 19, 2018, the Board of Managers of the Sponsor, on behalf of the Trust, approved the engagement of PricewaterhouseCoopers LLP (“PwC”) as the independent registered public accounting firm for the Trust, effective that same date. As previously disclosed on Form 8-K filed on April 9, 2018, on April 8, 2018, Ernst & Young LLP (“EY”) resigned as the independent registered public accounting firm for the Trust as EY was no longer independent of the Trust as of that date under the applicable independence standards. The reports of EY on the Trust’s financial statements as of and for the fiscal year ended October 31, 2017 did not contain any adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles. During the interim period commencing on November 1, 2017 and continuing through the date of EY's resignation, (i) there was no disagreement between the Trust and EY on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of EY, would have caused it to make a reference to the subject matter thereof in its report on the financial statements of the Trust for any such period, and (ii) there were no “reportable events” as described in Item 304(a)(1)(v) of Regulation S-K promulgated by the SEC.

Audit and Non-Audit Fees

The following table sets forth the fees for professional services rendered by PwC, the Trust’s independent registered public accounting firm for the year ended December 31, 2019, the two months ended December 31, 2018 and the year ended October 31, 2018.

	Fiscal Year Ended December 31, 2019	Two Months Ended December 31, 2018	Fiscal Year Ended October 31, 2018
Audit Fees	$35,000	$35,000	$35,000
Audit-Related Fees (1)	17,000	—	—
Tax fees	—	—	—
All other Fees	—	—	—
Total	$52,000	$35,000	$35,000

(1) Audit-Related Fees for the year ended December 31, 2019 include fees billed for reviewing regulatory filings.

The following table sets forth the fees for professional services rendered by EY, the Trust’s former independent registered public accounting firm for the year ended December 31, 2019, the two months ended December 31, 2018 and the year ended October 31, 2018.

	Fiscal Year Ended December 31, 2019	Two Months Ended December 31, 2018	Fiscal Year Ended October 31, 2018
Audit Fees	$—	$—	$—
Audit-Related Fees (1)	12,500	—	6,023
Tax fees	—	—	—
All other Fees	—	—	—
Total	$12,500	$—	$6,023

(1) Audit-Related Fees for the years ended December 31, 2019 and October 31, 2018 include fees billed for reviewing regulatory filings.

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

(a)(1) Financial Statements

See financial statements commencing on page 14 hereof.

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

4.8	Description of Common Units of Beneficial Interest

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

Exhibit No.	Description

10.3

License Agreement dated as of April 6, 2018 between The Bank of New York Mellon and the Sponsor, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Trust on April 9, 2018.

23.1	Consent of PricewaterhouseCoopers LLP.

31.1	Certification by Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Invesco CurrencyShares® British Pound Sterling Trust

	By:	Invesco Specialized Products, LLC
its Sponsor

Dated: February 27, 2020		By:	/S/ DANIEL DRAPER
		Name:	Daniel Draper
		Title:	Principal Executive Officer

Dated: February 27, 2020		By:	/S/ KELLI GALLEGOS
		Name:	Kelli Gallegos
		Title:	Principal Financial and Accounting Officer, Investment Pools

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities* and on the dates indicated.

Signature	Capacity*	Date

/s/ KRISTIE FEINBERG Kristie Feinberg	Manager	February 27, 2020

/s/ JOHN ZERR John Zerr	Manager	February 27, 2020
*	The registrant is a trust and the persons are signing in their capacities as officers or directors of Invesco Specialized Products, LLC, the Sponsor of the registrant.