Form 10-Q
period 2020-03-31
Invesco CurrencyShares British Pound Sterling Trust
filed 2020-05-08
CIK 1353611

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2020

or

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

Indicate the number of outstanding Redeemable Capital Shares as of March 31, 2020: 1,300,000

INVESCO CURRENCYSHARES® BRITISH POUND STERLING TRUST

QUARTER ENDED MARCH 31, 2020

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Invesco CurrencyShares® British Pound Sterling Trust

Statements of Financial Condition

March 31, 2020 and December 31, 2019

(Unaudited)

	March 31, 2020	December 31, 2019
Assets
British Pound Sterling deposits, interest bearing	$156,269,080	$141,290,062
British Pound Sterling deposits, non-interest bearing	—	—
Subscriptions receivable	—	25,687,935
Receivable from accrued interest	16,253	46,311
Total Assets	$156,285,333	$167,024,308
Liabilities
Accrued Sponsor’s fee	$49,656	$52,926
Total Liabilities	49,656	52,926
Commitments and Contingent Liabilities (note 8)
Redeemable Capital Shares and Shareholders’ Equity
Redeemable Capital Shares, at redemption value, no par value, 18,000,000 authorized — 1,300,000 issued and outstanding	156,235,677	166,971,382
Shareholders’ Equity:
Retained Earnings	—	—
Total Liabilities, Redeemable Capital Shares and Shareholders’ Equity	$156,285,333	$167,024,308

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco CurrencyShares® British Pound Sterling Trust

Statements of Comprehensive Income

For the Three Months Ended March 31, 2020 and 2019

(Unaudited)

	Three Months Ended March 31,
	2020	2019
Income
Interest Income	$105,533	$114,701
Total Income	105,533	114,701
Expenses
Sponsor’s fee	(152,497)	(130,048)
Total Expenses	(152,497)	(130,048)
Net Comprehensive Income (Loss)	$(46,964)	$(15,347)
Basic and Diluted Earnings (Loss) per Share	$(0.04)	$(0.01)
Weighted-average Shares Outstanding	1,237,912	1,043,889

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco CurrencyShares® British Pound Sterling Trust

Statements of Changes in Shareholders’ Equity and Redeemable Capital Shares

For the Three Months Ended March 31, 2020

(Unaudited)

	Retained Earnings	Total Shareholders' Equity	Shares	Redeemable Capital Shares
Balance at December 31, 2019	$—	$—	1,300,000	$166,971,382
Purchases of Shares	—	—	200,000	23,988,103
Redemption of Shares	—	—	(200,000)	(25,254,708)
Net Increase (Decrease) due to Share Transactions	$—	$—	—	$(1,266,605)
Net Comprehensive Income (Loss)	(46,964)	(46,964)		—
Adjustment of Redeemable Capital Shares to Redemption Value related to Retained Earnings	46,964	46,964		(46,964)
Adjustment of Redeemable Capital Shares to Redemption Value	—	—		(9,422,136)
Balance at March 31, 2020	$—	$—	1,300,000	$156,235,677

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco CurrencyShares® British Pound Sterling Trust

Statements of Changes in Shareholders’ Equity and Redeemable Capital Shares

For the Three Months Ended March 31, 2019

(Unaudited)

	Retained Earnings	Total Shareholders' Equity	Shares	Redeemable Capital Shares
Balance at December 31, 2018	$—	$—	1,100,000	$135,895,374
Purchases of Shares	—	—	150,000	18,986,604
Redemption of Shares	—	—	(250,000)	(31,438,493)
Net Increase (Decrease) due to Share Transactions	$—	$—	(100,000)	$(12,451,889)
Net Comprehensive Income (Loss)	(15,347)	(15,347)		—
Adjustment of Redeemable Capital Shares to Redemption Value related to Retained Earnings	15,347	15,347		(15,347)
Adjustment of Redeemable Capital Shares to Redemption Value	—	—		2,955,213
Balance at March 31, 2019	$—	$—	1,000,000	$126,383,351

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco CurrencyShares® British Pound Sterling Trust

Statements of Cash Flows

For the Three Months Ended March 31, 2020 and 2019

(Unaudited)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities
Net Comprehensive Income (Loss)	$(46,964)	$(15,347)
Adjustments to reconcile net comprehensive income (loss) to net cash provided by (used in) operating activities:
Change in operating assets and liabilities:
Receivable from accrued interest	30,058	1,662
Accrued Sponsor’s fee	(3,270)	(1,906)
Net cash provided by (used in) operating activities	(20,176)	(15,591)
Cash flows from financing activities
Proceeds from purchases of redeemable capital Shares	49,676,038	18,986,604
Redemptions of redeemable capital Shares	(25,254,708)	(31,438,493)
Net cash provided by (used in) financing activities	24,421,330	(12,451,889)
Effect of exchange rate on cash	(9,422,136)	2,955,213
Net change in cash	14,979,018	(9,512,267)
Cash at beginning of period	141,290,062	135,900,899
Cash at end of period	$156,269,080	$126,388,632

Supplemental disclosure of cash flow information
Cash paid for interest	$—	$—

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco CurrencyShares® British Pound Sterling Trust

Notes to Unaudited Financial Statements

March 31, 2020

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

This Quarterly Report (the “Report”) covers the three months ended March 31, 2020 and 2019. The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Trust’s financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the SEC on February 28, 2020.

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

In certain cases, the Trust will pay for some expenses in addition to the Sponsor’s fee. These exceptions include expenses not assumed by the Sponsor (i.e., expenses other than those identified in the preceding paragraph), expenses resulting from negative interest rates, taxes and governmental charges, expenses and costs of any extraordinary services performed by the Trustee or the Sponsor on behalf of the Trust or action taken by the Trustee or the Sponsor to protect the Trust or the interests of Shareholders, indemnification of the Sponsor under the Depositary Trust Agreement, audit fees and legal expenses in excess of $100,000 per year. The only expense of the Trust during the three months ended March 31, 2020 was the Sponsor’s fee.
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

Note 4 – British Pound Sterling Deposits

British Pound Sterling principal deposits are held in a British Pound Sterling-denominated, interest-bearing demand account. The interest rate in effect as of March 31, 2020 was an annual nominal rate of 0.00%. For the three months ended March 31, 2020, there were British Pound Sterling principal deposits of 19,388,364, British Pound Sterling principal redemptions of 19,389,965 and British Pound Sterling withdrawals (to pay expenses) of 14,730, resulting in an ending British Pound Sterling principal balance of 126,028,514. This equates to 156,269,080 USD. For the year ended December 31, 2019, there were British Pound Sterling principal deposits of 121,214,247, British Pound Sterling principal redemptions of 101,821,260 and British Pound Sterling withdrawals (to pay expenses) of 54,267, resulting in an ending British Pound Sterling principal balance of 126,044,845. This equates to 141,290,062 USD.

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

Liquidity

The Sponsor is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to the Trust’s liquidity needs. The Trust’s Depository, JPMorgan Chase Bank, N.A., London Branch, maintains two deposit accounts for the Trust, a primary deposit account that may earn interest and a secondary deposit account that does not earn interest. Interest on the primary deposit account, if any, accrues daily and is paid monthly. The interest rate in effect as of March 31, 2020 was an annual nominal rate of 0.00%. The following chart provides the daily rate paid by the Depository since March 31, 2015:

In exchange for a fee, the Sponsor bears most of the expenses incurred by the Trust. As a result, the only ordinary expense of the Trust during the period covered by this report was the Sponsor’s fee. Each month the Depository deposits into the secondary deposit account accrued but unpaid interest, if any, and the Trustee withdraws British Pounds Sterling from the secondary deposit account to pay the accrued Sponsor’s fee for the previous month plus other Trust expenses, if any. When the interest deposited, if any, exceeds the sum of the Sponsor’s fee for the prior month plus other Trust expenses, if any, the Trustee converts the excess into USD at the prevailing market rate and distributes the USD as promptly as practicable to Shareholders on a pro-rata basis (in accordance with the number of Shares that they own). The Trust did not make any distributions during the quarter ended March 31, 2020.

Critical Accounting Policies

The financial statements and accompanying notes are prepared in accordance with U.S. GAAP. The preparation of these financial statements relies on estimates and assumptions that impact the Trust’s financial position and results of operations. These estimates and assumptions affect the Trust’s application of accounting policies. In addition, please refer to Note 3 to the financial statements of the Trust for further discussion of the Trust’s accounting policies and Item 7 – Management’s Discussions and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies on Form 10-K for the year ended December 31, 2019.

Results of Operations

During the three months ended March 31, 2020, an additional 200,000 Shares were created in exchange for 19,388,364 British Pounds Sterling and 200,000 Shares were redeemed in exchange for 19,389,965 British Pounds Sterling. In addition, 14,730 British Pound Sterling were withdrawn to pay the portion of the Sponsor’s fee that exceeded the interest earned. As of March 31, 2020, the number of British Pounds Sterling owned by the Trust was 126,028,514, resulting in a redeemable capital Share value of $156,235,677. During the year ended December 31, 2019, an additional 1,250,000 Shares were created in exchange for 121,214,247 British Pounds Sterling and 1,050,000 Shares were redeemed in exchange for 101,821,260 British Pounds Sterling. In addition, 54,267 British Pounds Sterling were withdrawn to pay the portion of the Sponsor’s fee that exceeded interest earned. As of December 31, 2019, the number of British Pounds Sterling owned by the Trust was 126,044,845, resulting in a redeemable capital Share value of $166,971,382.

A decrease in the Trust’s redeemable capital Share value from $166,971,382 at December 31, 2019 to $156,235,677 at March 31, 2020, was primarily the result of a decrease in the Closing Spot Rate from 1.3248 at December 31, 2019 to 1.2400 at March 31, 2020.

Interest income decreased from $114,701 for the three months ended March 31, 2019 to $105,533 for the three months ended March 31, 2020, attributable primarily to a decrease in the annual nominal interest rate paid by the Depository, as set forth in the FXB Daily Rate chart above.

The Sponsor’s fee accrues daily at an annual nominal rate of 0.40% of the British Pounds Sterling in the Trust. Due primarily to an increase in the weighted-average British Pounds Sterling in the Trust, the Sponsor’s fee increased from $130,048 for the three months ended March 31, 2019 to $152,497 for the three months ended March 31, 2020. The only expense of the Trust during the three months ended March 31, 2020 and 2019 was the Sponsor’s fee.

The Trust’s net comprehensive loss for the three months ended March 31, 2020 was $46,964 due to the Sponsor’s fee of $152,497 exceeding interest income of $105,533. The Trust’s net comprehensive loss for the three months ended March 31, 2019 was $15,347 due to the Sponsor’s fee of $130,048 exceeding interest income of $114,701.

Cash dividends were not paid by the Trust during the three months ended March 31, 2020 and 2019, as the Trust’s interest income did not exceed the Trust’s expenses during those periods.

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

Changes in Internal Control Over Financial Reporting

There has been no change in internal control over financial reporting (as defined in the Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the Trust's quarter ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, the Trust's internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

The following represents a material change from the risk factors as previously disclosed in Part I, Item 1A of the Annual Report on Form 10-K for the year ended December 31, 2019, filed February 28, 2020 (the “2019 Form 10-K”), and should be read as if it immediately follows the first risk factor disclosed in Part I, Item 1A of the 2019 Form 10-K:

The 2019 novel coronavirus known as COVID-19 is harming the global, regional and national economies in unexpected, unpredictable ways that could materially and adversely affect the value of the Shares.

COVID-19 spread globally during the first quarter of 2020. This pandemic has had material adverse effects on the global economy, triggering widespread unemployment and negative revaluation of risk assets. The economic turmoil and market break has led to unprecedented amounts of stimulus in regional and national economies by central banks and other governmental authorities. Despite massive intervention, the humanitarian and economic crisis continues, and financial markets have experienced heightened volatility. No assurance can be given that the disruption will end soon or that the value of the Shares will not be affected materially and adversely by the pandemic and its consequences. Escalation or prolonged continuation of the pandemic could exacerbate other risk factors identified in the Trust’s Form 10-K and materially and adversely affect the value of the Shares.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) There have been no unregistered sales of Shares. No Shares are authorized for issuance by the Trust under equity compensation plans.

(b) Not applicable.

(c) Although the Trust did not redeem Shares directly from its shareholders, the Trust redeemed Baskets from Authorized Participants during the three months ended March 31, 2020 as follows:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid Per Share
January 1, 2020 to January 31, 2020	100,000	$127.44
February 1, 2020 to February 29, 2020	100,000	$125.11
March 1, 2020 to March 31, 2020	—	$—
Total	200,000	$126.27

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

31.1	Certification by Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page of the Trust's Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in Inline XBRL.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Invesco CurrencyShares® British Pound Sterling Trust

By:	Invesco Specialized Products, LLC
its Sponsor

Dated: May 7, 2020	By:	/s/ Daniel Draper
	Name:	Daniel Draper
	Title:	Principal Executive Officer

Dated: May 7, 2020	By:	/s/ Kelli Gallegos
	Name:	Kelli Gallegos
	Title:	Principal Financial and Accounting Officer, Investment Pools