Form 10-Q
period 2021-09-30
Invesco CurrencyShares British Pound Sterling Trust
filed 2021-11-05
CIK 1353611

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2021

or

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

Indicate the number of outstanding Redeemable Capital Shares as of September 30, 2021: 1,100,000

INVESCO CURRENCYSHARES® BRITISH POUND STERLING TRUST

QUARTER ENDED SEPTEMBER 30, 2021

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Invesco CurrencyShares® British Pound Sterling Trust

Statements of Financial Condition

September 30, 2021 and December 31, 2020

(Unaudited)

	September 30, 2021	December 31, 2020
Assets
British Pound Sterling deposits, interest bearing	$142,941,189	$151,954,988
Total Assets	$142,941,189	$151,954,988
Liabilities
Redemptions payable	$—	$6,604,620
Accrued Sponsor’s fee	46,987	50,391
Total Liabilities	46,987	6,655,011
Commitments and Contingent Liabilities (Note 8)
Redeemable Capital Shares and Shareholders’ Equity
Redeemable Capital Shares, at redemption value, no par value, 1,100,000 and 1,100,000 issued and outstanding, respectively	142,894,202	145,299,977
Shareholders’ Equity:
Retained Earnings	—	—
Total Liabilities, Redeemable Capital Shares and Shareholders’ Equity	$142,941,189	$151,954,988

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco CurrencyShares® British Pound Sterling Trust

Statements of Comprehensive Income

For the Three and Nine Months Ended September 30, 2021 and 2020

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Income
Interest Income	$—	$—	$—	$105,533
Total Income	—	—	—	105,533
Expenses
Sponsor’s fee	(150,185)	(125,281)	(451,492)	(399,656)
Total Expenses	(150,185)	(125,281)	(451,492)	(399,656)
Net Comprehensive Income (Loss)	$(150,185)	$(125,281)	$(451,492)	$(294,123)
Basic and Diluted Earnings (Loss) per Share	$(0.13)	$(0.13)	$(0.40)	$(0.27)
Weighted-average Shares Outstanding	1,117,391	1,000,543	1,127,656	1,081,022

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco CurrencyShares® British Pound Sterling Trust

Statements of Changes in Shareholders’ Equity and Redeemable Capital Shares

For the Three Months Ended September 30, 2021

(Unaudited)

	Retained Earnings	Total Shareholders' Equity	Shares	Redeemable Capital Shares
Balance at June 30, 2021	$—	$—	1,250,000	$166,531,775
Purchases of Shares	—	—	—	—
Redemption of Shares	—	—	(150,000)	(19,890,249)
Net Increase (Decrease) due to Share Transactions	$—	$—	(150,000)	$(19,890,249)
Net Comprehensive Income (Loss)	(150,185)	(150,185)		—
Adjustment of Redeemable Capital Shares to Redemption Value related to Retained Earnings	150,185	150,185		(150,185)
Adjustment of Redeemable Capital Shares to Redemption Value	—	—		(3,597,139)
Balance at September 30, 2021	$—	$—	1,100,000	$142,894,202

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

Invesco CurrencyShares® British Pound Sterling Trust

Statements of Changes in Shareholders’ Equity and Redeemable Capital Shares

For the Nine Months Ended September 30, 2021

(Unaudited)

	Retained Earnings	Total Shareholders' Equity	Shares	Redeemable Capital Shares
Balance at December 31, 2020	$—	$—	1,100,000	$145,299,977
Purchases of Shares	—	—	300,000	40,244,229
Redemption of Shares	—	—	(300,000)	(39,833,534)
Net Increase (Decrease) due to Share Transactions	$—	$—	—	$410,695
Net Comprehensive Income (Loss)	(451,492)	(451,492)		—
Adjustment of Redeemable Capital Shares to Redemption Value related to Retained Earnings	451,492	451,492		(451,492)
Adjustment of Redeemable Capital Shares to Redemption Value	—	—		(2,364,978)
Balance at September 30, 2021	$—	$—	1,100,000	$142,894,202

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

Invesco CurrencyShares® British Pound Sterling Trust

Statements of Cash Flows

For the Nine Months Ended September 30, 2021 and 2020

(Unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities
Net Comprehensive Income (Loss)	$(451,492)	$(294,123)
Adjustments to reconcile net comprehensive income (loss) to net cash provided by (used in) operating activities:
Change in operating assets and liabilities:
Receivable from accrued interest	—	46,311
Accrued Sponsor’s fee	(3,404)	(11,030)
Net cash provided by (used in) operating activities	(454,896)	(258,842)
Cash flows from financing activities
Proceeds from purchases of redeemable capital Shares	40,244,229	104,836,774
Redemptions of redeemable capital Shares	(46,409,157)	(104,163,161)
Net cash provided by (used in) financing activities	(6,164,928)	673,613
Effect of exchange rate on cash	(2,393,975)	(4,106,629)
Net change in cash	(9,013,799)	(3,691,858)
Cash at beginning of period	151,954,988	141,290,062
Cash at end of period	$142,941,189	$137,598,204

Supplemental disclosure of cash flow information
Cash paid for interest	$—	$—

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco CurrencyShares® British Pound Sterling Trust

Notes to Unaudited Financial Statements

September 30, 2021

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

Note 2 – Organization

The Invesco CurrencyShares® British Pound Sterling Trust (the “Trust”) was formed under the laws of the State of New York on June 8, 2006 when the Sponsor deposited 100 British Pounds Sterling in the Trust’s primary deposit account held by JPMorgan Chase Bank, N.A., London Branch (the “Depository”). The Sponsor is a Delaware limited liability company whose sole member is Invesco Capital Management. The Trust has an unlimited number of shares authorized for issuance.

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

This Quarterly Report (the “Report”) covers the three and nine months ended September 30, 2021 and 2020. The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Trust’s financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the SEC on February 26, 2021.

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

In certain cases, the Trust will pay for some expenses in addition to the Sponsor’s fee. These exceptions include expenses not assumed by the Sponsor (i.e., expenses other than those identified in the preceding paragraph), expenses resulting from negative interest rates, taxes and governmental charges, expenses and costs of any extraordinary services performed by the Trustee or the Sponsor on behalf of the Trust or action taken by the Trustee or the Sponsor to protect the Trust or the interests of Shareholders, indemnification of the Sponsor under the Depositary Trust Agreement, audit fees and legal expenses in excess of $100,000 per year. The only expense of the Trust during the three and nine months ended September 30, 2021 and 2020 was the Sponsor’s fee.
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

Note 4 – British Pound Sterling Deposits

British Pound Sterling principal deposits are held in a British Pound Sterling-denominated, interest-bearing demand account. The interest rate in effect as of September 30, 2021 was an annual nominal rate of 0.00%. For the nine months ended September 30, 2021, there were British Pound Sterling principal deposits of 28,955,659, British Pound Sterling principal redemptions of 28,947,585 and British Pound Sterling withdrawals (to pay expenses) of 327,959, resulting in an ending British Pound Sterling principal balance of 106,011,904. This equates to 142,941,189 USD. For the year ended December 31, 2020, there were British Pound Sterling principal deposits of 91,946,141, British Pound Sterling principal redemptions of 111,354,285 and British Pound Sterling withdrawals (to pay expenses) of 304,912, resulting in an ending British Pound Sterling principal balance of 106,331,789. This equates to 151,954,988 USD.

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

Liquidity

The Sponsor is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to the Trust’s liquidity needs. The Trust’s Depository, JPMorgan Chase Bank, N.A., London Branch, maintains two deposit accounts for the Trust, a primary deposit account that may earn interest and a secondary deposit account that does not earn interest. Interest on the primary deposit account, if any, accrues daily and is paid monthly. The interest rate in effect as of September 30, 2021 was an annual nominal rate of 0.00%. The following chart provides the daily rate paid by the Depository since September 30, 2016:

In exchange for a fee, the Sponsor bears most of the expenses incurred by the Trust. As a result, the only ordinary expense of the Trust during the period covered by this report was the Sponsor’s fee. Each month the Depository deposits into the secondary deposit account accrued but unpaid interest, if any, and the Trustee withdraws British Pounds Sterling from the secondary deposit account to pay the accrued Sponsor’s fee for the previous month plus other Trust expenses, if any. When the interest deposited, if any, exceeds the sum of the Sponsor’s fee for the prior month plus other Trust expenses, if any, the Trustee converts the excess into USD at the prevailing market rate and distributes the USD as promptly as practicable to Shareholders on a pro-rata basis (in accordance with the number of Shares that they own). The Trust did not make any distributions during the quarter ended September 30, 2021.

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

Results of Operations

During the nine months ended September 30, 2021, an additional 300,000 Shares were created in exchange for 28,955,659 British Pounds Sterling and 300,000 Shares were redeemed in exchange for 28,947,585 British Pounds Sterling. In addition, 327,959 British Pounds Sterling were withdrawn to pay the portion of the Sponsor’s fee that exceeded the interest earned. As of September 30, 2021, the number of British Pounds Sterling owned by the Trust was 106,011,904, resulting in a redeemable capital Share value of $142,894,202. During the year ended December 31, 2020, an additional 950,000 Shares were created in exchange for 91,946,141 British Pounds Sterling and 1,150,000 Shares were redeemed in exchange for 111,354,285 British Pounds Sterling. In addition, 304,912 British Pounds Sterling were withdrawn to pay the portion of the Sponsor’s fee that exceeded interest earned. As of December 31, 2020, the number of British Pounds Sterling owned by the Trust was 106,331,789, resulting in a redeemable capital Share value of $145,299,977.

A decrease in the Trust’s redeemable capital Share value from $145,299,977 at December 31, 2020 to $142,894,202 at September 30, 2021, was primarily the result of a decrease in the Closing Spot Rate from 1.367 at December 31, 2020 to 1.348 at September 30, 2021.

No interest income was earned during the three months ended September 30, 2021 and 2020, due to an annual nominal interest rate which remained at or below 0.00% through those periods, and interest income decreased from $105,533 for the nine months ended September 30, 2020 to $0 for the nine months ended September 30, 2021, attributable primarily to a decrease in the annual nominal interest rate paid by the Depository, as set forth in the FXB Daily Rate chart above.

The Sponsor’s fee accrues daily at an annual nominal rate of 0.40% of the British Pounds Sterling in the Trust. Due primarily to an increase in the weighted-average British Pounds Sterling in the Trust, the Sponsor’s fee increased from $125,281 for the three months ended September 30, 2020 to $150,185 for the three months ended September 30, 2021, and increased from $399,656 for the nine months ended September 30, 2020 to $451,492 for the nine months ended September 30, 2021. The only expense of the Trust during the three and nine months ended September 30, 2021 and 2020 was the Sponsor’s fee.

The Trust’s net comprehensive income (loss) for the three months ended September 30, 2021 was $(150,185) due to the Sponsor’s fee of $150,185 exceeding interest income of $0. The Trust’s net comprehensive income (loss) for the three months ended September 30, 2020 was $(125,281) due to the Sponsor’s fee of $125,281 exceeding interest income of $0. The Trust’s net comprehensive income (loss) for the nine months ended September 30, 2021 was $(451,492) due to the Sponsor’s fee of $451,492 exceeding interest income of $0. The Trust’s net comprehensive income (loss) for the nine months ended September 30, 2020 was $(294,123) due to the Sponsor’s fee of $399,656 exceeding interest income of $105,533.

Cash dividends were not paid by the Trust for the three and nine months ended September 30, 2021 and 2020, as the Trust’s interest income did not exceed the Trust’s expenses during those periods.

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

Changes in Internal Control Over Financial Reporting

There has been no change in internal control over financial reporting (as defined in the Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the Trust's quarter ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, the Trust's internal control over financial reporting.

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

(b) Not applicable.

(c) Although the Trust did not redeem Shares directly from its shareholders, the Trust redeemed Baskets from Authorized Participants during the three months ended September 30, 2021 as follows:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
July 1, 2021 to July 31, 2021	150,000	$132.60
August 1, 2021 to August 31, 2021	—	$—
September 1, 2021 to September 30, 2021	—	$—
Total	150,000	$132.60

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

31.1	Certification by Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	The cover page of the Trust's Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in Inline XBRL.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Invesco CurrencyShares® British Pound Sterling Trust

By:	Invesco Specialized Products, LLC
its Sponsor

Dated: November 4, 2021	By:	/s/ Anna Paglia
	Name:	Anna Paglia
	Title:	Principal Executive Officer

Dated: November 4, 2021	By:	/s/ Kelli Gallegos
	Name:	Kelli Gallegos
	Title:	Principal Financial and Accounting Officer, Investment Pools