Form 10-Q
period 2022-03-31
Invesco CurrencyShares British Pound Sterling Trust
filed 2022-05-06
CIK 1353611

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2022

or

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

Indicate the number of outstanding Redeemable Capital Shares as of March 31, 2022: 800,000

INVESCO CURRENCYSHARES® BRITISH POUND STERLING TRUST

QUARTER ENDED MARCH 31, 2022

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Invesco CurrencyShares® British Pound Sterling Trust

Statements of Financial Condition

March 31, 2022 and December 31, 2021

(Unaudited)

	March 31, 2022	December 31, 2021
Assets
British Pound Sterling deposits, interest bearing	$101,312,436	$110,844,825
Total Assets	$101,312,436	$110,844,825
Liabilities
Accrued Sponsor’s fee	$34,968	$39,793
Total Liabilities	34,968	39,793
Commitments and Contingent Liabilities (Note 8)
Redeemable Capital Shares and Shareholders’ Equity
Redeemable Capital Shares, at redemption value, no par value, 800,000 and 850,000 issued and outstanding, respectively	101,277,468	110,805,032
Shareholders’ Equity:
Retained Earnings	—	—
Total Liabilities, Redeemable Capital Shares and Shareholders’ Equity	$101,312,436	$110,844,825

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco CurrencyShares® British Pound Sterling Trust

Statements of Comprehensive Income

For the Three Months Ended March 31, 2022 and 2021

(Unaudited)

	Three Months Ended March 31,
	2022	2021
Income
Interest Income	$—	$—
Total Income	—	—
Expenses
Sponsor’s fee	(103,476)	(143,240)
Total Expenses	(103,476)	(143,240)
Net Comprehensive Income (Loss)	$(103,476)	$(143,240)
Basic and Diluted Earnings (Loss) per Share	$(0.13)	$(0.13)
Weighted-average Shares Outstanding	810,556	1,092,222

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco CurrencyShares® British Pound Sterling Trust

Statements of Changes in Shareholders’ Equity and Redeemable Capital Shares

For the Three Months Ended March 31, 2022

(Unaudited)

	Retained Earnings	Total Shareholders' Equity	Shares	Redeemable Capital Shares
Balance at December 31, 2021	$—	$—	850,000	$110,805,032
Purchases of Shares	—	—	100,000	12,795,078
Redemption of Shares	—	—	(150,000)	(19,338,349)
Net Increase (Decrease) due to Share Transactions	$—	$—	(50,000)	$(6,543,271)
Net Comprehensive Income (Loss)	(103,476)	(103,476)		—
Adjustment of Redeemable Capital Shares to Redemption Value related to Retained Earnings	103,476	103,476		(103,476)
Adjustment of Redeemable Capital Shares to Redemption Value	—	—		(2,880,817)
Balance at March 31, 2022	$—	$—	800,000	$101,277,468

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

Invesco CurrencyShares® British Pound Sterling Trust

Statements of Cash Flows

For the Three Months Ended March 31, 2022 and 2021

(Unaudited)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities
Net Comprehensive Income (Loss)	$(103,476)	$(143,240)
Adjustments to reconcile net comprehensive income (loss) to net cash provided by (used in) operating activities:
Change in operating assets and liabilities:
Accrued Sponsor’s fee	(4,825)	924
Net cash provided by (used in) operating activities	(108,301)	(142,316)
Cash flows from financing activities
Proceeds from purchases of redeemable capital Shares	12,795,078	26,758,098
Redemptions of redeemable capital Shares	(19,338,349)	(13,156,584)
Net cash provided by (used in) financing activities	(6,543,271)	13,601,514
Effect of exchange rate on cash	(2,880,817)	1,124,249
Net change in cash	(9,532,389)	14,583,447
Cash at beginning of period	110,844,825	151,954,988
Cash at end of period	$101,312,436	$166,538,435

Supplemental disclosure of cash flow information
Cash paid for interest	$—	$—

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco CurrencyShares® British Pound Sterling Trust

Notes to Unaudited Financial Statements

March 31, 2022

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

This Quarterly Report (the “Report”) covers the three months ended March 31, 2022 and 2021. The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Trust’s financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on February 25, 2022.

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

In certain cases, the Trust will pay for some expenses in addition to the Sponsor’s fee. These exceptions include expenses not assumed by the Sponsor (i.e., expenses other than those identified in the preceding paragraph), expenses resulting from negative interest rates, taxes and governmental charges, expenses and costs of any extraordinary services performed by the Trustee or the Sponsor on behalf of the Trust or action taken by the Trustee or the Sponsor to protect the Trust or the interests of Shareholders, indemnification of the Sponsor under the Depositary Trust Agreement, audit fees and legal expenses in excess of $100,000 per year. The only expense of the Trust during the three months ended March 31, 2022 and 2021 was the Sponsor’s fee.
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

Note 4 – British Pound Sterling Deposits

British Pound Sterling principal deposits are held in a British Pound Sterling-denominated, interest-bearing demand account. The interest rate in effect as of March 31, 2022 was an annual nominal rate of 0.00%. For the three months ended March 31, 2022, there were British Pound Sterling principal deposits of 9,617,820, British Pound Sterling principal redemptions of 14,428,929 and British Pound Sterling withdrawals (to pay expenses) of 79,939, resulting in an ending British Pound Sterling principal balance of 76,946,796. This equates to 101,312,436 USD. For the year ended December 31, 2021, there were British Pound Sterling principal deposits of 28,955,659, British Pound Sterling principal redemptions of 53,021,252 and British Pound Sterling withdrawals (to pay expenses) of 428,352, resulting in an ending British Pound Sterling principal balance of 81,837,844. This equates to 110,844,825 USD.

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

Liquidity and Capital Resources

The Sponsor is not aware of any known trends, demands, commitments, events or uncertainties that will result in, or are reasonably likely to result in, material changes to the Trust’s liquidity and capital resources needs. The Trust’s Depository, JPMorgan Chase Bank, N.A., London Branch, maintains two deposit accounts for the Trust, a primary deposit account that may earn interest and a secondary deposit account that does not earn interest. Interest on the primary deposit account, if any, accrues daily and is paid monthly. The interest rate in effect as of March 31, 2022 was an annual nominal rate of 0.00%. The following chart provides the daily rate paid by the Depository since March 31, 2017:

In exchange for a fee, the Sponsor bears most of the expenses incurred by the Trust. As a result, the only ordinary expense of the Trust during the period covered by this report was the Sponsor’s fee. Each month the Depository deposits into the secondary deposit account accrued but unpaid interest, if any, and the Trustee withdraws British Pounds Sterling from the secondary deposit account to pay the accrued Sponsor’s fee for the previous month plus other Trust expenses, if any. When the interest deposited, if any, exceeds the sum of the Sponsor’s fee for the prior month plus other Trust expenses, if any, the Trustee converts the excess into USD at the prevailing market rate and distributes the USD as promptly as practicable to Shareholders on a pro-rata basis (in accordance with the number of Shares that they own). The Trust did not make any distributions during the quarter ended March 31, 2022.

Critical Accounting Estimates

The financial statements and accompanying notes are prepared in accordance with U.S. GAAP. The preparation of these financial statements relies on estimates and assumptions that impact the Trust’s financial position and results of operations. These estimates and assumptions affect the Trust’s application of accounting policies. In addition, please refer to Note 3 to the financial statements of the Trust for further discussion of the Trust’s accounting policies and Item 7 – Management’s Discussions and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates on Form 10-K for the year ended December 31, 2021.

Results of Operations

During the three months ended March 31, 2022 and 2021, the Trust’s net comprehensive income (loss) was, in part, impacted by market volatility and uncertainty caused by the novel coronavirus known as COVID-19, which is considered to be an unusual or infrequent event. Additionally, the Trust’s net comprehensive income (loss) during the three months ended March 31, 2022 was, in part, impacted by the Russia-Ukraine conflict, which is also considered to be an unusual or infrequent event. Although the full and direct impact of COVID-19 and the Russia-Ukraine conflict on the Trust’s net comprehensive income (loss) during the three months ended March 31, 2022 and 2021 cannot be known, it is believed that COVID-19 and the Russia-Ukraine conflict have each independently impacted the Closing Spot Rate, the interest rate paid by the Depository, and the global economy and markets generally, including the number of Shares created and redeemed by the Trust.

The British Pound Sterling (GBP/USD) performed negatively in the first quarter of 2022, as heightened geopolitical tensions over the military conflict in Ukraine boosted investor demand for safe haven currencies like the U.S. Dollar, while simultaneously weighing on its European counterparts, including the British Pound Sterling. Uncertainty loomed over Europe’s macroeconomic outlook, given its geographical proximity and strong reliance on Russian commodities, as the Russia-Ukraine conflict escalated throughout the quarter and the call for additional sanctions against Russia grew. The Bank of England’s resulting cautious tone relative to the U.S. Federal Reserve further weighed on the GBP/USD currency pair.

The British Pound Sterling (GBP/USD) ended the first quarter of 2021 with positive performance. An improving domestic economic growth outlook and gradual reopening of businesses, driven by the United Kingdom’s speedy vaccine rollout, coupled with general firming in the market’s risk appetite (which tends to weigh on the U.S. Dollar given its perception as the world’s safe haven currency), helped the GBP/USD currency pair recover to the highest rate since 2018 throughout the first quarter of 2021, before giving up some of its gains to a strengthening dollar at the end of the quarter.

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

Changes in Internal Control Over Financial Reporting

There has been no change in internal control over financial reporting (as defined in the Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the Trust's quarter ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, the Trust's internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

ECONOMIC CONDITIONS

The Russia-Ukraine conflict and economic sanctions against Russia in connection with such conflict could materially and adversely affect the value of the Shares.

Following Russia's invasion of Ukraine in late February 2022, various countries, including the United States, Australia, Canada, the United Kingdom, Switzerland, Germany, France, and Japan, as well as NATO and the European Union, issued broad-ranging economic sanctions against Russia and Belarus. The resulting sanctions (and potential further sanctions in response to continued military activity), the potential for military escalation and other corresponding events, have had, and could continue to have, severe negative effects on regional and global economic and financial markets, including increased volatility, reduced liquidity and overall uncertainty.  Russia may take additional counter measures or retaliatory actions (including cyberattacks), which could exacerbate negative consequences on global financial markets. The duration of ongoing hostilities and corresponding sanctions and related events cannot be predicted. Impacts from the conflict and related events may result in increased volatility in the value of currencies held by the Trust and may have an adverse effect on the performance of the Trust and value of the Shares.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) There have been no unregistered sales of Shares. No Shares are authorized for issuance by the Trust under equity compensation plans.

(b) Not applicable.

(c) Although the Trust did not redeem Shares directly from its shareholders, the Trust redeemed Baskets from Authorized Participants during the three months ended March 31, 2022 as follows:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
January 1, 2022 to January 31, 2022	50,000	$129.08
February 1, 2022 to February 28, 2022	50,000	$130.18
March 1, 2022 to March 31, 2022	50,000	$127.50
Total	150,000	$128.92

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

31.1	Certification by Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	The cover page of the Trust's Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in Inline XBRL.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Invesco CurrencyShares® British Pound Sterling Trust

By:	Invesco Specialized Products, LLC
its Sponsor

Dated: May 5, 2022	By:	/s/ Anna Paglia
	Name:	Anna Paglia
	Title:	Principal Executive Officer

Dated: May 5, 2022	By:	/s/ Kelli Gallegos
	Name:	Kelli Gallegos
	Title:	Principal Financial and Accounting Officer, Investment Pools