Form 10-Q
period 2022-09-30
Invesco CurrencyShares British Pound Sterling Trust
filed 2022-11-04
CIK 1353611

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2022

or

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

Indicate the number of outstanding Redeemable Capital Shares as of September 30, 2022: 1,500,000

INVESCO CURRENCYSHARES® BRITISH POUND STERLING TRUST

QUARTER ENDED SEPTEMBER 30, 2022

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Invesco CurrencyShares® British Pound Sterling Trust

Statements of Financial Condition

September 30, 2022 and December 31, 2021

(Unaudited)

	September 30, 2022	December 31, 2021
Assets
British Pound Sterling deposits, interest bearing	$160,851,296	$110,844,825
British Pound Sterling deposits, non-interest bearing	22,826	—
Receivable from accrued interest	109,556	—
Total Assets	$160,983,678	$110,844,825
Liabilities
Accrued Sponsor’s fee	$39,851	$39,793
Total Liabilities	39,851	39,793
Commitments and Contingent Liabilities (Note 8)
Redeemable Capital Shares and Shareholders’ Equity
Redeemable Capital Shares, at redemption value, no par value, 1,500,000 and 850,000 issued and outstanding, respectively	160,943,827	110,805,032
Shareholders’ Equity:
Retained Earnings	—	—
Total Liabilities, Redeemable Capital Shares and Shareholders’ Equity	$160,983,678	$110,844,825

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco CurrencyShares® British Pound Sterling Trust

Statements of Comprehensive Income

For the Three and Nine Months Ended September 30, 2022 and 2021

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Income
Interest Income	$245,973	$—	$254,077	$—
Total Income	245,973	—	254,077	—
Expenses
Sponsor’s fee	(107,502)	(150,185)	(307,972)	(451,492)
Total Expenses	(107,502)	(150,185)	(307,972)	(451,492)
Net Comprehensive Income (Loss)	$138,471	$(150,185)	$(53,895)	$(451,492)
Basic and Diluted Earnings (Loss) per Share	$0.14	$(0.13)	$(0.06)	$(0.40)
Weighted-average Shares Outstanding	969,565	1,117,391	863,370	1,127,656

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco CurrencyShares® British Pound Sterling Trust

Statements of Changes in Shareholders’ Equity and Redeemable Capital Shares

For the Three Months Ended September 30, 2022

(Unaudited)

	Retained Earnings	Total Shareholders' Equity	Shares	Redeemable Capital Shares
Balance at June 30, 2022	$—	$—	850,000	$99,163,438
Purchases of Shares	—	—	1,000,000	110,307,487
Redemption of Shares	—	—	(350,000)	(39,055,632)
Net Increase (Decrease) due to Share Transactions	$—	$—	650,000	$71,251,855
Distributions	(29,799)	(29,799)		—
Net Comprehensive Income (Loss)	138,471	138,471		—
Adjustment of Redeemable Capital Shares to Redemption Value related to Retained Earnings	(108,672)	(108,672)		108,672
Adjustment of Redeemable Capital Shares to Redemption Value	—	—		(9,580,138)
Balance at September 30, 2022	$—	$—	1,500,000	$160,943,827

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco CurrencyShares® British Pound Sterling Trust

Statements of Changes in Shareholders’ Equity and Redeemable Capital Shares

For the Three Months Ended September 30, 2021

(Unaudited)

	Retained Earnings	Total Shareholders' Equity	Shares	Redeemable Capital Shares
Balance at June 30, 2021	$—	$—	1,250,000	$166,531,775
Purchases of Shares	—	—	—	—
Redemption of Shares	—	—	(150,000)	(19,890,249)
Net Increase (Decrease) due to Share Transactions	$—	$—	(150,000)	$(19,890,249)
Net Comprehensive Income (Loss)	(150,185)	(150,185)		—
Adjustment of Redeemable Capital Shares to Redemption Value related to Retained Earnings	150,185	150,185		(150,185)
Adjustment of Redeemable Capital Shares to Redemption Value	—	—		(3,597,139)
Balance at September 30, 2021	$—	$—	$1,100,000	$142,894,202

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco CurrencyShares® British Pound Sterling Trust

Statements of Changes in Shareholders’ Equity and Redeemable Capital Shares

For the Nine Months Ended September 30, 2022

(Unaudited)

	Retained Earnings	Total Shareholders' Equity	Shares	Redeemable Capital Shares
Balance at December 31, 2021	$—	$—	850,000	$110,805,032
Purchases of Shares	—	—	1,150,000	128,999,099
Redemption of Shares	—	—	(500,000)	(58,393,981)
Net Increase (Decrease) due to Share Transactions	$—	$—	650,000	$70,605,118
Distributions	(29,799)	(29,799)		—
Net Comprehensive Income (Loss)	(53,895)	(53,895)		—
Adjustment of Redeemable Capital Shares to Redemption Value related to Retained Earnings	83,694	83,694		(83,694)
Adjustment of Redeemable Capital Shares to Redemption Value	—	—		(20,382,629)
Balance at September 30, 2022	$—	$—	1,500,000	$160,943,827

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco CurrencyShares® British Pound Sterling Trust

Statements of Changes in Shareholders’ Equity and Redeemable Capital Shares

For the Nine Months Ended September 30, 2021

(Unaudited)

	Retained Earnings	Total Shareholders' Equity	Shares	Redeemable Capital Shares
Balance at December 31, 2020	$—	$—	1,100,000	$145,299,977
Purchases of Shares	—	—	300,000	40,244,229
Redemption of Shares	—	—	(300,000)	(39,833,534)
Net Increase (Decrease) due to Share Transactions	$—	$—	$—	$410,695
Net Comprehensive Income (Loss)	(451,492)	(451,492)		—
Adjustment of Redeemable Capital Shares to Redemption Value related to Retained Earnings	451,492	451,492		(451,492)
Adjustment of Redeemable Capital Shares to Redemption Value	—	—		(2,364,978)
Balance at September 30, 2021	$—	$—	$1,100,000	$142,894,202

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco CurrencyShares® British Pound Sterling Trust

Statements of Cash Flows

For the Nine Months Ended September 30, 2022 and 2021

(Unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities
Net Comprehensive Income (Loss)	$(53,895)	$(451,492)
Adjustments to reconcile net comprehensive income (loss) to net cash provided by (used in) operating activities:
Change in operating assets and liabilities:
Receivable from accrued interest	(109,556)	—
Accrued Sponsor’s fee	58	(3,404)
Net cash provided by (used in) operating activities	(163,393)	(454,896)
Cash flows from financing activities
Distributions paid to shareholders	(29,799)	—
Proceeds from purchases of redeemable capital Shares	128,999,099	40,244,229
Redemptions of redeemable capital Shares	(58,393,981)	(46,409,157)
Net cash provided by (used in) financing activities	70,575,319	(6,164,928)
Effect of exchange rate on cash	(20,382,629)	(2,393,975)
Net change in cash	50,029,297	(9,013,799)
Cash at beginning of period	110,844,825	151,954,988
Cash at end of period	$160,874,122	$142,941,189

Supplemental disclosure of cash flow information
Cash paid for interest	$—	$—

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco CurrencyShares® British Pound Sterling Trust

Notes to Unaudited Financial Statements

September 30, 2022

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

This Quarterly Report (the “Report”) covers the three and nine months ended September 30, 2022 and 2021. The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Trust’s financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on February 25, 2022.

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

To the extent that the interest earned by the Trust, if any, exceeds the sum of the Sponsor’s fee for the prior month plus other Trust expenses, if any, the Trust will distribute, as a dividend (herein referred to as dividends or distributions), the excess interest earned in British Pounds Sterling effective on the first business day of the subsequent month. The Trustee (as defined below) will direct that the excess British Pounds Sterling be converted into USD at the prevailing market rate and the Trustee will distribute the USD as promptly as practicable to Shareholders on a pro-rata basis (in accordance with the number of Shares that they own). The table below shows distributions per Share and in total for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Distributions per Share	$0.03	$—	$0.03	$—
Distributions paid	$29,799	$—	$29,799	$—

An income distribution for the month ended September 30, 2022 was paid on October 10, 2022 to holders of record as of October 4, 2022 at a rate of $0.06163 per Share and a total distribution of $92,445.
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

In certain cases, the Trust will pay for some expenses in addition to the Sponsor’s fee. These exceptions include expenses not assumed by the Sponsor (i.e., expenses other than those identified in the preceding paragraph), expenses resulting from negative interest rates, taxes and governmental charges, expenses and costs of any extraordinary services performed by the Trustee or the Sponsor on behalf of the Trust or action taken by the Trustee or the Sponsor to protect the Trust or the interests of Shareholders, indemnification of the Sponsor under the Depositary Trust Agreement, audit fees and legal expenses in excess of $100,000 per year. The only expense of the Trust during the three and nine months ended September 30, 2022 and 2021 was the Sponsor’s fee.
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

Note 4 – British Pound Sterling Deposits

British Pound Sterling principal deposits are held in a British Pound Sterling-denominated, interest-bearing demand account. The interest rate in effect as of September 30, 2022 was an annual nominal rate of 1.10%. For the nine months ended September 30, 2022, there were British Pound Sterling principal deposits of 110,484,029, British Pound Sterling principal redemptions of 48,050,817 and British Pound Sterling withdrawals (to pay expenses) of 177,247, resulting in an ending British Pound Sterling principal balance of 144,093,809. This equates to 160,851,296 USD. For the year ended December 31, 2021, there were British Pound Sterling principal deposits of 28,955,659, British Pound Sterling principal redemptions of 53,021,252 and British Pound Sterling withdrawals (to pay expenses) of 428,352, resulting in an ending British Pound Sterling principal balance of 81,837,844. This equates to 110,844,825 USD.

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

Liquidity and Capital Resources

The Trust does not have any material cash requirements as of the end of the latest fiscal period. The Sponsor is not aware of any known trends, demands, commitments, events or uncertainties that will result in, or are reasonably likely to result in, material changes to the Trust’s liquidity and capital resources needs. The Trust’s Depository, JPMorgan Chase Bank, N.A., London Branch, maintains two deposit accounts for the Trust, a primary deposit account that may earn interest and a secondary deposit account that does not earn interest. Interest on the primary deposit account, if any, accrues daily and is paid monthly. The interest rate in effect as of September 30, 2022 was an annual nominal rate of 1.10%. The following chart provides the daily rate paid by the Depository since September 30, 2017:

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

FXB Distribution History
Date	Value	NAV	Yield	Annualized Yield
8/1/2022	$0.01002	$116.91	0.01%	0.10%
9/1/2022	$0.03764	$111.82	0.03%	0.40%

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

Results of Operations

During the three and nine months ended September 30, 2022 and 2021, the Trust’s net comprehensive income (loss) was, in part, impacted by market volatility and uncertainty caused by the novel coronavirus known as COVID-19, which is considered to be an unusual or infrequent event. Additionally, the Trust’s net comprehensive income (loss) during the three and nine months ended September 30, 2022 was, in part, impacted by the Russia-Ukraine conflict, which is also considered to be an unusual or infrequent event. Although the full and direct impact of the COVID-19 pandemic and the Russia-Ukraine conflict on the Trust’s net comprehensive income (loss) during the three and nine months ended September 30, 2022 and 2021 cannot be known, it is believed that the COVID-19 pandemic and the Russia-Ukraine conflict have each independently impacted the Closing Spot Rate, the interest rate paid by the Depository, and the global economy and markets generally, including the number of Shares created and redeemed by the Trust.

The British Pound Sterling (GBP/USD) fell sharply in the third quarter of 2022, pushing the Fund’s NAV to the lowest level since its inception back in 2006. The key driver of this was the strength in the US dollar, which soared past 20-year highs in September, supported by expectations for aggressive inflation-fighting Federal Reserve (Fed) policy. Additionally, the deepening energy crisis in Europe resulting from Russia’s dwindling natural gas supplies exacerbated existing recession concerns, weighing heavily on European currencies including the British Pound Sterling.

The British Pound Sterling (GBP/USD) ended the third quarter of 2021 in negative territory. Continued delays in reopenings in Europe due to the rapidly spreading delta variant reversed expectations for a speedy post-pandemic recovery, especially in contrast to the US. In addition, rising treasury yields as the Fed signaled the start of stimulus tapering further boosted the dollar, hence pressuring the currency pair.

The British Pound Sterling (GBP/USD) fell sharply in the first three quarters of 2022, weighed down heavily by persistent dollar strength given the Fed’s more hawkish stance on policy tightening and strengthening safe haven demand from growing global recession fears. Additionally, given Europe’s geographical proximity and strong reliance on Russian commodities, especially natural gas, developments in the Russia-Ukraine conflict and resulting retaliatory/punitive actions leading to the deepening energy crisis in Q2 and Q3, weighed heavily on European currencies including the British Pound Sterling.

The British Pound Sterling (GBP/USD) failed to maintain its positive performance in the first three quarters of 2021. Despite rallying in Q1 on improving domestic economic growth outlook and gradual reopenings, driven by the UK’s speedy vaccine rollout, the rapid spread of the delta variant in Q2 and Q3 reversed market optimism, denting expectations for a swift recovery. The currency was also pressured by a strengthening dollar as the Fed signaled the start of stimulus tapering, sending treasury yields higher – higher bond yields tend to boost the country’s currency.

Additionally, the interest rate paid by the Depository has generally trended downward over the past several years, but it increased in the current quarter, to the current interest rate of 1.10%, as set forth in the FXB Rate Chart above.

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

Changes in Internal Control Over Financial Reporting

There has been no change in internal control over financial reporting (as defined in the Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the Trust's quarter ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, the Trust's internal control over financial reporting.

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

(b) Not applicable.

(c) Although the Trust did not redeem Shares directly from its shareholders, the Trust redeemed Baskets from Authorized Participants during the three months ended September 30, 2022 as follows:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
July 1, 2022 to July 31, 2022	—	$—
August 1, 2022 to August 31, 2022	50,000	$113.56
September 1, 2022 to September 30, 2022	300,000	$111.26
Total	350,000	$111.59

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

31.1	Certification by Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	The cover page of the Trust's Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in Inline XBRL.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Invesco CurrencyShares® British Pound Sterling Trust

By:	Invesco Specialized Products, LLC
its Sponsor

Dated: November 3, 2022	By:	/s/ Anna Paglia
	Name:	Anna Paglia
	Title:	Principal Executive Officer

Dated: November 3, 2022	By:	/s/ Kelli Gallegos
	Name:	Kelli Gallegos
	Title:	Principal Financial and Accounting Officer, Investment Pools