Form 10-Q
period 2023-09-30
Invesco CurrencyShares British Pound Sterling Trust
filed 2023-11-08
CIK 1353611

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2023

or

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

Indicate the number of outstanding Redeemable Capital Shares as of September 30, 2023: 800,000

INVESCO CURRENCYSHARES® BRITISH POUND STERLING TRUST

QUARTER ENDED SEPTEMBER 30, 2023

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Invesco CurrencyShares® British Pound Sterling Trust

Statements of Financial Condition

September 30, 2023 and December 31, 2022

(Unaudited)

	September 30, 2023	December 31, 2022
Assets
British Pound Sterling deposits, interest bearing	$87,937,145	$109,776,513
British Pound Sterling deposits, non-interest bearing	—	3,457
Subscriptions receivable	5,862,476	—
Receivable from accrued interest	275,713	182,037
Other receivable	15,707	—
Total Assets	$94,091,041	$109,962,007
Liabilities
British Pound Sterling deposits, non-interest bearing, overdrawn	$9,948	$—
Accrued Sponsor’s fee	30,180	36,432
Total Liabilities	40,128	36,432
Commitments and Contingent Liabilities (Note 8)
Redeemable Capital Shares and Shareholders’ Equity
Redeemable Capital Shares, at redemption value, no par value, 800,000 and 950,000 issued and outstanding, respectively	94,050,913	109,925,575
Shareholders’ Equity:
Retained Earnings	—	—
Total Liabilities, Redeemable Capital Shares and Shareholders’ Equity	$94,091,041	$109,962,007

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco CurrencyShares® British Pound Sterling Trust

Statements of Comprehensive Income

For the Three and Nine Months Ended September 30, 2023 and 2022

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Income
Interest Income	$842,538	$245,973	$2,346,140	$254,077
Total Income	842,538	245,973	2,346,140	254,077
Expenses
Sponsor’s fee	(94,501)	(107,502)	(310,212)	(307,972)
Total Expenses	(94,501)	(107,502)	(310,212)	(307,972)
Net Comprehensive Income (Loss)	$748,037	$138,471	$2,035,928	$(53,895)
Basic and Diluted Earnings (Loss) per Share	$0.97	$0.14	$2.35	$(0.06)
Weighted-average Shares Outstanding	770,652	969,565	865,751	863,370

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco CurrencyShares® British Pound Sterling Trust

Statements of Changes in Shareholders’ Equity and Redeemable Capital Shares

For the Three Months Ended September 30, 2023

(Unaudited)

	Retained Earnings	Total Shareholders' Equity	Shares	Redeemable Capital Shares
Balance at June 30, 2023	$—	$—	800,000	$97,924,164
Purchases of Shares	—	—	300,000	35,903,724
Redemption of Shares	—	—	(300,000)	(35,929,058)
Net Increase (Decrease) due to Share Transactions	$—	$—	—	$(25,334)
Distributions	(729,165)	(729,165)		—
Net Comprehensive Income (Loss)	748,037	748,037		—
Adjustment of Redeemable Capital Shares to Redemption Value related to Retained Earnings	(18,872)	(18,872)		18,872
Adjustment of Redeemable Capital Shares to Redemption Value	—	—		(3,866,789)
Balance at September 30, 2023	$—	$—	800,000	$94,050,913

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco CurrencyShares® British Pound Sterling Trust

Statements of Changes in Shareholders’ Equity and Redeemable Capital Shares

For the Three Months Ended September 30, 2022

(Unaudited)

	Retained Earnings	Total Shareholders' Equity	Shares	Redeemable Capital Shares
Balance at June 30, 2022	$—	$—	850,000	$99,163,438
Purchases of Shares	—	—	1,000,000	110,307,487
Redemption of Shares	—	—	(350,000)	(39,055,632)
Net Increase (Decrease) due to Share Transactions	$—	$—	650,000	$71,251,855
Distributions	(29,799)	(29,799)		—
Net Comprehensive Income (Loss)	138,471	138,471		—
Adjustment of Redeemable Capital Shares to Redemption Value related to Retained Earnings	(108,672)	(108,672)		108,672
Adjustment of Redeemable Capital Shares to Redemption Value	—	—		(9,580,138)
Balance at September 30, 2022	$—	$—	$1,500,000	$160,943,827

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco CurrencyShares® British Pound Sterling Trust

Statements of Changes in Shareholders’ Equity and Redeemable Capital Shares

For the Nine Months Ended September 30, 2023

(Unaudited)

	Retained Earnings	Total Shareholders' Equity	Shares	Redeemable Capital Shares
Balance at December 31, 2022	$—	$—	950,000	$109,925,575
Purchases of Shares	—	—	650,000	77,566,369
Redemption of Shares	—	—	(800,000)	(95,688,367)
Net Increase (Decrease) due to Share Transactions	$—	$—	(150,000)	$(18,121,998)
Distributions	(1,936,408)	(1,936,408)		—
Net Comprehensive Income (Loss)	2,035,928	2,035,928		—
Adjustment of Redeemable Capital Shares to Redemption Value related to Retained Earnings	(99,520)	(99,520)		99,520
Adjustment of Redeemable Capital Shares to Redemption Value	—	—		2,147,816
Balance at September 30, 2023	$—	$—	800,000	$94,050,913

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco CurrencyShares® British Pound Sterling Trust

Statements of Changes in Shareholders’ Equity and Redeemable Capital Shares

For the Nine Months Ended September 30, 2022

(Unaudited)

	Retained Earnings	Total Shareholders' Equity	Shares	Redeemable Capital Shares
Balance at December 31, 2021	$—	$—	850,000	$110,805,032
Purchases of Shares	—	—	1,150,000	128,999,099
Redemption of Shares	—	—	(500,000)	(58,393,981)
Net Increase (Decrease) due to Share Transactions	$—	$—	$650,000	$70,605,118
Distributions	(29,799)	(29,799)		—
Net Comprehensive Income (Loss)	(53,895)	(53,895)		—
Adjustment of Redeemable Capital Shares to Redemption Value related to Retained Earnings	83,694	83,694		(83,694)
Adjustment of Redeemable Capital Shares to Redemption Value	—	—		(20,382,629)
Balance at September 30, 2022	$—	$—	$1,500,000	$160,943,827

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco CurrencyShares® British Pound Sterling Trust

Statements of Cash Flows

For the Nine Months Ended September 30, 2023 and 2022

(Unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities
Net Comprehensive Income (Loss)	$2,035,928	$(53,895)
Adjustments to reconcile net comprehensive income (loss) to net cash provided by (used in) operating activities:
Change in operating assets and liabilities:
Receivable from accrued interest	(93,676)	(109,556)
Accrued Sponsor’s fee	(6,252)	58
Other receivable	(15,707)	—
Net cash provided by (used in) operating activities	1,920,293	(163,393)
Cash flows from financing activities
Distributions paid to shareholders	(1,936,408)	(29,799)
Proceeds from purchases of redeemable capital Shares	71,692,582	128,999,099
Redemptions of redeemable capital Shares	(95,688,367)	(58,393,981)
Increase (decrease) in payable for British Pound Sterling deposits overdrawn	9,948	—
Net cash provided by (used in) financing activities	(25,922,245)	70,575,319
Effect of exchange rate on cash	2,159,127	(20,382,629)
Net change in cash	(21,842,825)	50,029,297
Cash at beginning of period	109,779,970	110,844,825
Cash at end of period	$87,937,145	$160,874,122

Supplemental disclosure of cash flow information
Cash paid for interest	$—	$—

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco CurrencyShares® British Pound Sterling Trust

Notes to Unaudited Financial Statements

September 30, 2023

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

This Quarterly Report (the “Report”) covers the three and nine months ended September 30, 2023 and 2022. The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Trust’s financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on February 24, 2023.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Distributions per Share	$0.95	$0.03	$2.24	$0.03
Distributions paid	$729,165	$29,799	$1,936,408	$29,799

An income distribution for the month ended September 30, 2023 was paid on October 10, 2023 to holders of record as of October 3, 2023 at a rate of $0.31363 per Share and a total distribution of $250,904.

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

G.
Non-Recurring Fees and Expenses

In certain cases, the Trust will pay for some expenses in addition to the Sponsor’s fee. These exceptions include expenses not assumed by the Sponsor (i.e., expenses other than those identified in the preceding paragraph), expenses resulting from negative interest rates, taxes and governmental charges, expenses and costs of any extraordinary services performed by the Trustee or the Sponsor on behalf of the Trust or action taken by the Trustee or the Sponsor to protect the Trust or the interests of Shareholders, indemnification of the Sponsor under the Depositary Trust Agreement, audit fees and legal expenses in excess of $100,000 per year. The only expense of the Trust during the three and nine months ended September 30, 2023 and 2022 was the Sponsor’s fee.

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

Note 4 – British Pound Sterling Deposits

British Pound Sterling principal deposits are held in a British Pound Sterling-denominated, interest-bearing demand account. The interest rate in effect as of September 30, 2023 was an annual nominal rate of 3.66%. For the nine months ended September 30, 2023, there were British Pound Sterling principal deposits of 62,440,650 and British Pound Sterling principal redemptions of 76,850,031, resulting in an ending British Pound Sterling principal balance of 76,850,030. This equates to 93,799,622 USD (which includes USD subscriptions receivable). For the year ended December 31, 2022, there were British Pound Sterling principal deposits of 124,893,408, British Pound Sterling principal redemptions of 115,294,594 and British Pound Sterling withdrawals (to pay expenses) of 177,247, resulting in an ending British Pound Sterling principal balance of 91,259,411. This equates to 109,776,513 USD.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Liquidity and Capital Resources

The Trust does not have any material cash requirements as of the end of the latest fiscal period. The Sponsor is not aware of any known trends, demands, commitments, events or uncertainties that will result in, or are reasonably likely to result in, material changes to the Trust’s liquidity and capital resources needs. The Trust’s Depository, JPMorgan Chase Bank, N.A., London Branch, maintains two deposit accounts for the Trust, a primary deposit account that may earn interest and a secondary deposit account that does not earn interest. Interest on the primary deposit account, if any, accrues daily and is paid monthly. The interest rate in effect as of September 30, 2023 was an annual nominal rate of 3.66%. The following chart provides the daily rate paid by the Depository since September 30, 2018:

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

FXB Distribution History
Date	Value	NAV	Yield	Annualized Yield
7/3/2023	$0.27627	$122.43	0.23%	2.75%
8/1/2023	$0.31472	$123.92	0.25%	2.99%
9/1/2023	$0.33482	$122.06	0.27%	3.23%

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

Results of Operations

During the three and nine months ended September 30, 2023 and 2022, the Trust's net comprehensive income (loss) was, in part, impacted by market volatility resulting from the Federal Reserve's ambiguous messaging around its monetary policies and US banking sector turmoil, for 2023, and uncertainty caused by the novel coronavirus known as COVID-19, as well as the Russia-Ukraine conflict, for 2022, which are considered to be unusual or infrequent events. Although the full and direct impact of the COVID-19 pandemic, the Russia-Ukraine conflict, and the US banking sector turmoil, on the Trust's net comprehensive income (loss) during the three and nine months ended September 30, 2023 and 2022 cannot be known, it is believed that they have each independently impacted the Closing Spot Rate, the interest rate paid by the Depository, and the global economy and markets generally, including the number of Shares created and redeemed by the Trust.

The British pound sterling (GBP/USD) moved lower in the third quarter of 2023, ending below its 50, 100 and 200-day moving averages amid a stronger US dollar and growing signs of a possible recession in the UK. Business activity slumped through the quarter as indicated by two consecutive months of contracting Purchasing Managers’ Index (PMIs) in August and September – this marked the deepest slump since the global financial crisis in early 2009, excluding the lockdown months during the COVID-19 pandemic. Its labor market also slowed while domestic inflation continued to cool, prompting the Bank of England (BoE) to pause its rate hikes in September in fear of actually tipping its economy into a recession. In comparison, the US economy remained resilient, and the Fed continued to hold onto its hawkish rhetoric despite pausing rate hikes – this has kept the dollar well supported, pressuring the pair.

The British pound sterling (GBP/USD) fell sharply in the third quarter of 2022, pushing the Fund’s NAV to the lowest level since its inception back in 2006. The key driver of this was the strength in the US dollar, which soared past 20-year highs in September, supported by expectations for aggressive inflation-fighting Federal Reserve (Fed) policy. Additionally, the deepening energy crisis in Europe resulting from Russia’s dwindling natural gas supplies exacerbated existing recession concerns, weighing heavily on European currencies including the GBP.

The British pound sterling (GBP/USD) gained in the first half of 2023 but fell in Q3 leaving the fund only slightly higher year-to-date. While in Q1, the sterling was largely driven by US dollar moves, the Bank of England’s aggressive rate hikes to tame stubborn domestic inflation helped the pair rally significantly through March onwards. The USD fell in early-March through early May on expectations for a dovish Fed pivot, especially in the midst of the banking sector turmoil and contagion fears. However, the dollar rebounded in May as the Fed signaled that there was potential for more interest rate hikes before year-end. The sterling spiked again in June as the hawkish BoE returned to center stage and the dollar retreated. However, the pair was heavily pressured in Q3 as recession concerns grew in the UK leading the BoE to pause its tightening while the Fed maintained its higher-for-longer narrative, supporting the US dollar.

The British pound sterling (GBP/USD) fell sharply in the first three quarters of 2022, weighed down heavily by persistent dollar strength given the Fed’s more hawkish stance on policy tightening and strengthening safe haven demand from growing global recession fears. Additionally, given Europe’s geographical proximity and strong reliance on Russian commodities, especially natural gas, developments in the Russia-Ukraine conflict and resulting retaliatory/punitive actions leading to the deepening energy crisis in Q2 and Q3, weighed heavily on European currencies including the GBP.

Additionally, the interest rate paid by the Depository has generally trended upward over the past year from zero, to the current interest rate of 3.66%, as set forth in the FXB Rate Chart above. As long as the interest income, if any, exceed the Sponsor's fee and the interest expense on currency deposits, the Trust will incur a net comprehensive income.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Except as described above with respect to fluctuations in the British Pound Sterling/USD exchange rate and changes in the nominal annual interest rate paid by the Depository on British Pounds Sterling held by the Trust, the Trust is not subject to market risk. The Trust does not hold securities and does not invest in derivative instruments.

Item 4. Controls and Procedures.

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

Changes in Internal Control Over Financial Reporting

There has been no change in internal control over financial reporting (as defined in the Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the Trust's quarter ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, the Trust's internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

There are no material changes from risk factors as previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 2022, filed February 24, 2023.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.

(a) There have been no unregistered sales of Shares. No Shares are authorized for issuance by the Trust under equity compensation plans.

(b) Not applicable.

(c) Although the Trust did not redeem Shares directly from its shareholders, the Trust redeemed Baskets from Authorized Participants during the three months ended September 30, 2023 as follows:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
July 1, 2023 to July 31, 2023	50,000	$119.58
August 1, 2023 to August 31, 2023	50,000	$122.10
September 1, 2023 to September 30, 2023	200,000	$119.01
Total	300,000	$119.62

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the period covered by this Quarterly Report, none of the members of the Sponsor responsible for overseeing the business and operations of the Fund adopted, modified or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement.

Item 6. Exhibits.

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

31.1	Certification by Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	The cover page of the Trust's Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in Inline XBRL.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Invesco CurrencyShares® British Pound Sterling Trust

By:	Invesco Specialized Products, LLC
its Sponsor

Dated: November 7, 2023	By:	/s/ Anna Paglia
	Name:	Anna Paglia
	Title:	Principal Executive Officer

Dated: November 7, 2023	By:	/s/ Kelli Gallegos
	Name:	Kelli Gallegos
	Title:	Principal Financial and Accounting Officer, Investment Pools