Form 10-Q
period 2024-09-30
Invesco CurrencyShares British Pound Sterling Trust
filed 2024-11-07
CIK 1353611

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2024

or

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

Indicate the number of outstanding Redeemable Capital Shares as of September 30, 2024: 500,000

INVESCO CURRENCYSHARES® BRITISH POUND STERLING TRUST

QUARTER ENDED SEPTEMBER 30, 2024

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Invesco CurrencyShares® British Pound Sterling Trust

Statements of Financial Condition

September 30, 2024 and December 31, 2023

(Unaudited)

	September 30, 2024	December 31, 2023
Assets
British Pound Sterling deposits, interest bearing	$64,426,532	$85,722,013
British Pound Sterling deposits, non-interest bearing	12,965	—
Receivable from accrued interest	168,571	282,429
Total Assets	$64,608,068	$86,004,442
Liabilities
British Pound Sterling deposits, non-interest bearing, overdrawn	$—	$14,218
Accrued Sponsor’s fee	19,462	30,908
Total Liabilities	19,462	45,126
Commitments and Contingent Liabilities (Note 8)
Redeemable Capital Shares and Shareholders’ Equity
Redeemable Capital Shares, at redemption value, no par value, 500,000 and 700,000 issued and outstanding, respectively	64,588,606	85,959,316
Shareholders’ Equity:
Retained Earnings	—	—
Total Liabilities, Redeemable Capital Shares and Shareholders’ Equity	$64,608,068	$86,004,442

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco CurrencyShares® British Pound Sterling Trust

Statements of Comprehensive Income

For the Three and Nine Months Ended September 30, 2024 and 2023

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Income
Interest Income	$503,041	$842,538	$1,762,613	$2,346,140
Total Income	503,041	842,538	1,762,613	2,346,140
Expenses
Sponsor’s fee	(56,967)	(94,501)	(194,304)	(310,212)
Total Expenses	(56,967)	(94,501)	(194,304)	(310,212)
Net Comprehensive Income (Loss)	$446,074	$748,037	$1,568,309	$2,035,928
Basic and Diluted Earnings (Loss) per Share	$0.99	$0.97	$2.99	$2.35
Weighted-average Shares Outstanding	451,630	770,652	525,365	865,751

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco CurrencyShares® British Pound Sterling Trust

Statements of Changes in Shareholders’ Equity and Redeemable Capital Shares

For the Three Months Ended September 30, 2024 and 2023

(Unaudited)

	Retained Earnings	Total Shareholders' Equity	Shares	Redeemable Capital Shares
Balance at June 30, 2024	$—	$—	450,000	$54,790,904
Purchases of Shares	—	—	200,000	24,934,540
Redemption of Shares	—	—	(150,000)	(18,520,426)
Net Increase (Decrease) due to Share Transactions	$—	$—	50,000	$6,414,114
Distributions	(431,479)	(431,479)		—
Net Comprehensive Income (Loss)	446,074	446,074		—
Adjustment of Redeemable Capital Shares to Redemption Value related to Retained Earnings	(14,595)	(14,595)		14,595
Adjustment of Redeemable Capital Shares to Redemption Value	—	—		3,368,993
Balance at September 30, 2024	$—	$—	500,000	$64,588,606

	Retained Earnings	Total Shareholders' Equity	Shares	Redeemable Capital Shares
Balance at June 30, 2023	$—	$—	800,000	$97,924,164
Purchases of Shares	—	—	300,000	35,903,724
Redemption of Shares	—	—	(300,000)	(35,929,058)
Net Increase (Decrease) due to Share Transactions	$—	$—	—	$(25,334)
Distributions	(729,165)	(729,165)		—
Net Comprehensive Income (Loss)	748,037	748,037		—
Adjustment of Redeemable Capital Shares to Redemption Value related to Retained Earnings	(18,872)	(18,872)		18,872
Adjustment of Redeemable Capital Shares to Redemption Value	—	—		(3,866,789)
Balance at September 30, 2023	$—	$—	800,000	$94,050,913

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco CurrencyShares® British Pound Sterling Trust

Statements of Changes in Shareholders’ Equity and Redeemable Capital Shares

For the Nine Months Ended September 30, 2024 and 2023

(Unaudited)

	Retained Earnings	Total Shareholders' Equity	Shares	Redeemable Capital Shares
Balance at December 31, 2023	$—	$—	700,000	$85,959,316
Purchases of Shares	—	—	450,000	55,278,983
Redemption of Shares	—	—	(650,000)	(79,466,450)
Net Increase (Decrease) due to Share Transactions	$—	$—	(200,000)	$(24,187,467)
Distributions	(1,591,112)	(1,591,112)		—
Net Comprehensive Income (Loss)	1,568,309	1,568,309		—
Adjustment of Redeemable Capital Shares to Redemption Value related to Retained Earnings	22,803	22,803		(22,803)
Adjustment of Redeemable Capital Shares to Redemption Value	—	—		2,839,560
Balance at September 30, 2024	$—	$—	500,000	$64,588,606

	Retained Earnings	Total Shareholders' Equity	Shares	Redeemable Capital Shares
Balance at December 31, 2022	$—	$—	950,000	$109,925,575
Purchases of Shares	—	—	650,000	77,566,369
Redemption of Shares	—	—	(800,000)	(95,688,367)
Net Increase (Decrease) due to Share Transactions	$—	$—	(150,000)	$(18,121,998)
Distributions	(1,936,408)	(1,936,408)		—
Net Comprehensive Income (Loss)	2,035,928	2,035,928		—
Adjustment of Redeemable Capital Shares to Redemption Value related to Retained Earnings	(99,520)	(99,520)		99,520
Adjustment of Redeemable Capital Shares to Redemption Value	—	—		2,147,816
Balance at September 30, 2023	$—	$—	800,000	$94,050,913

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco CurrencyShares® British Pound Sterling Trust

Statements of Cash Flows

For the Nine Months Ended September 30, 2024 and 2023

(Unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities
Net Comprehensive Income (Loss)	$1,568,309	$2,035,928
Adjustments to reconcile net comprehensive income (loss) to net cash provided by (used in) operating activities:
Change in operating assets and liabilities:
Receivable from accrued interest	113,858	(93,676)
Accrued Sponsor’s fee	(11,446)	(6,252)
Other receivable	—	(15,707)
Net cash provided by (used in) operating activities	1,670,721	1,920,293
Cash flows from financing activities
Distributions paid to shareholders	(1,591,112)	(1,936,408)
Proceeds from purchases of redeemable capital Shares	55,278,983	71,692,582
Redemptions of redeemable capital Shares	(79,466,450)	(95,688,367)
Increase (decrease) in payable for British Pound Sterling deposits overdrawn	(14,218)	9,948
Net cash provided by (used in) financing activities	(25,792,797)	(25,922,245)
Effect of exchange rate on cash	2,839,560	2,159,127
Net change in cash	(21,282,516)	(21,842,825)
Cash at beginning of period	85,722,013	109,779,970
Cash at end of period	$64,439,497	$87,937,145

Supplemental disclosure of cash flow information
Cash paid for interest	$—	$—

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco CurrencyShares® British Pound Sterling Trust

Notes to Unaudited Financial Statements

September 30, 2024

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

This Quarterly Report (the “Report”) covers the three and nine months ended September 30, 2024 and 2023. The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Trust’s financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC on February 23, 2024.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Distributions per Share	$0.96	$0.95	$3.03	$2.24
Distributions paid	$431,479	$729,165	$1,591,112	$1,936,408

An income distribution for the month ended September 30, 2024 was paid on October 7, 2024 to holders of record as of October 1, 2024 at a rate of $0.3227 per Share and a total distribution of $161,350.

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

G.
Non-Recurring Fees and Expenses

In certain cases, the Trust will pay for some expenses in addition to the Sponsor’s fee. These exceptions include expenses not assumed by the Sponsor (i.e., expenses other than those identified in the preceding paragraph), expenses resulting from negative interest rates, taxes and governmental charges, expenses and costs of any extraordinary services performed by the Trustee or the Sponsor on behalf of the Trust or action taken by the Trustee or the Sponsor to protect the Trust or the interests of Shareholders, indemnification of the Sponsor under the Depositary Trust Agreement, audit fees and legal expenses in excess of $100,000 per year. The only expense of the Trust during the three and nine months ended September 30, 2024 and 2023 was the Sponsor’s fee.

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

Note 4 – British Pound Sterling Deposits

British Pound Sterling principal deposits are held in a British Pound Sterling-denominated, interest-bearing demand account. The interest rate in effect as of September 30, 2024 was an annual nominal rate of 3.46%. For the nine months ended September 30, 2024, there were British Pound Sterling principal deposits of 43,228,142 and British Pound Sterling principal redemptions of 62,440,650, resulting in an ending British Pound Sterling principal balance of 48,031,268. This equates to 64,426,532 USD. For the year ended December 31, 2023, there were British Pound Sterling principal deposits of 62,440,650 and British Pound Sterling principal redemptions of 86,456,285, resulting in an ending British Pound Sterling principal balance of 67,243,776. This equates to 85,722,013 USD.

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

Liquidity and Capital Resources

The Trust does not have any material cash requirements as of the end of the latest fiscal period. The Sponsor is not aware of any known trends, demands, commitments, events or uncertainties that will result in, or are reasonably likely to result in, material changes to the Trust’s liquidity and capital resources needs. The Trust’s Depository, JPMorgan Chase Bank, N.A., London Branch, maintains two deposit accounts for the Trust, a primary deposit account that may earn interest and a secondary deposit account that does not earn interest. Interest on the primary deposit account, if any, accrues daily and is paid monthly. The interest rate in effect as of September 30, 2024 was an annual nominal rate of 3.46%. The following chart provides the daily rate paid by the Depository since September 30, 2019:

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

FXB Distribution History
Date	Value	NAV	Yield	Annualized Yield
7/1/2024	$0.32505	$121.74	0.27%	3.25%
8/1/2024	$0.34159	$123.73	0.28%	3.25%
9/3/2024	$0.32757	$126.57	0.26%	3.05%

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

Results of Operations

During the three and nine months ended September 30, 2024 and 2023, the Trust’s net comprehensive income (loss) was, in part, impacted by market volatility resulting from expectations around the Federal Reserve (Fed) easing and heightened geopolitical concerns for 2024, and the US banking sector turmoil for 2023, which are considered to be unusual or infrequent events. Although the full and direct impact of Fed easing expectations, rising geopolitical tensions, and the US banking sector turmoil, on the Trust’s net comprehensive income (loss) during the three and nine months ended September 30, 2024 and 2023 cannot be known, it is believed that they have each independently impacted the Closing Spot Rate, the interest rate paid by the Depository, and the global economy and markets generally, including the number of Shares created and redeemed by the Trust.

The British pound sterling (GBP/USD) rallied in the third quarter of 2024 with the fund posting its strongest quarterly gain since the fourth quarter of 2022. The upward moves were mainly due to a falling US dollar though growing optimism on UK’s economy also provided support. Improving retail sales growth and stubborn inflation fueled expectations that the Bank of England (BoE) would ease rates more gradually than other central banks, particularly the US Federal Reserve (Fed), which kicked off its easing cycle in September.

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

The British pound sterling (GBP/USD) ended the first three quarters of 2024 higher. While the pair saw strong gains in the third quarter of 2024, it fluctuated throughout the first half of the year, mainly on US dollar moves. The Fed’s higher-for-longer rhetoric and sticky US inflation pushed out expectations for rate cuts, boosting the dollar. However, British inflation also held up better than expected, dimming rate cut bets for the Bank of England, and provided some support on the downside. In the third quarter of 2024, a resilient UK economy and stubborn inflation kept a more hawkish tone on BoE easing expectations, while the Fed kicked-off its easing cycle in September, which a large 0.50% cut. Higher rates boost the appeal of a country’s currency, in this case, the sterling.

The British pound sterling (GBP/USD) gained in the first half of 2023 but fell in the third quarter of 2023 leaving the fund only slightly higher year-to-date. While in the first quarter of 2023, the sterling was largely driven by US dollar moves, the Bank of England’s aggressive rate hikes to tame stubborn domestic inflation helped the pair rally significantly through March onwards. The USD fell in early-March through early May on expectations for a dovish Fed pivot, especially in the midst of the banking sector turmoil and contagion fears. However, the dollar rebounded in May as the Fed signaled that there was potential for more interest rate hikes before year-end. The sterling spiked again in June as the hawkish BoE returned to center stage and the dollar retreated. However, the pair was heavily pressured in the third quarter of 2023 as recession concerns grew in the UK leading the BoE to pause its tightening while the Fed maintained its higher-for-longer narrative, supporting the US dollar.

Additionally, the interest rate paid by the Depository has generally trended upward over the past year to the current interest rate of 3.46%, as set forth in the FXB Rate Chart above. As long as the interest income, if any, exceed the Sponsor's fee and the interest expense on currency deposits, the Trust will incur a net comprehensive income.

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

Changes in Internal Control Over Financial Reporting

There has been no change in internal control over financial reporting (as defined in the Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the Trust's quarter ended September 30, 2024 that has materially affected, or is reasonably likely to materially affect, the Trust's internal control over financial reporting.

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

(b) Not applicable.

(c) Although the Trust did not redeem Shares directly from its shareholders, the Trust redeemed Baskets from Authorized Participants during the three months ended September 30, 2024 as follows:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
July 1, 2024 to July 31, 2024	50,000	$121.55
August 1, 2024 to August 31, 2024	100,000	$124.43
September 1, 2024 to September 30, 2024	—	$—
Total	150,000	$123.47

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

31.1	Certification by Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.

104	The cover page of the Trust's Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in Inline XBRL.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Invesco CurrencyShares® British Pound Sterling Trust

By:	Invesco Specialized Products, LLC
its Sponsor

Dated: November 6, 2024	By:	/s/ Brian Hartigan
	Name:	Brian Hartigan
	Title:	Principal Executive Officer

Dated: November 6, 2024	By:	/s/ Kelli Gallegos
	Name:	Kelli Gallegos
	Title:	Principal Financial and Accounting Officer, Investment Pools