Form 10-Q
period 2025-09-30
Invesco CurrencyShares British Pound Sterling Trust
filed 2025-11-07
CIK 1353611

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2025

or

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

Indicate the number of outstanding Redeemable Capital Shares as of September 30, 2025: 650,000

INVESCO CURRENCYSHARES® BRITISH POUND STERLING TRUST

QUARTER ENDED SEPTEMBER 30, 2025

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Invesco CurrencyShares® British Pound Sterling Trust

Statements of Financial Condition

September 30, 2025 and December 31, 2024

(Unaudited)

	September 30, 2025	December 31, 2024
Assets
British Pound Sterling deposits, interest bearing	$84,061,186	$60,154,130
Receivable from accrued interest	194,622	166,553
Total Assets	$84,255,808	$60,320,683
Liabilities
British Pound Sterling deposits, non-interest bearing, overdrawn	$9,207	$—
Accrued Sponsor’s fee	29,295	20,406
Total Liabilities	38,502	20,406
Commitments and Contingent Liabilities (Note 8)
Redeemable Capital Shares and Shareholders’ Equity
Redeemable Capital Shares, at redemption value, no par value, 650,000 and 500,000 issued and outstanding, respectively	84,217,306	60,300,277
Shareholders’ Equity:
Retained Earnings	—	—
Total Liabilities, Redeemable Capital Shares and Shareholders’ Equity	$84,255,808	$60,320,683

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco CurrencyShares® British Pound Sterling Trust

Statements of Comprehensive Income

For the Three and Nine Months Ended September 30, 2025 and 2024

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Income
Interest Income	$614,645	$503,041	$1,595,171	$1,762,613
Total Income	614,645	503,041	1,595,171	1,762,613
Expenses
Sponsor’s fee	(89,767)	(56,967)	(219,923)	(194,304)
Total Expenses	(89,767)	(56,967)	(219,923)	(194,304)
Net Comprehensive Income (Loss)	$524,878	$446,074	$1,375,248	$1,568,309
Basic and Diluted Earnings (Loss) per Share	$0.76	$0.99	$2.38	$2.99
Weighted-average Shares Outstanding	686,413	451,630	578,938	525,365

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco CurrencyShares® British Pound Sterling Trust

Statements of Changes in Shareholders’ Equity and Redeemable Capital Shares

For the Three Months Ended September 30, 2025 and 2024

(Unaudited)

	Retained Earnings	Total Shareholders’ Equity	Shares	Redeemable Capital Shares
Balance at June 30, 2025	$—	$—	700,000	$92,333,863
Purchases of Shares	—	—	100,000	12,911,196
Redemption of Shares	—	—	(150,000)	(19,345,001)
Net Increase (Decrease) due to Share Transactions	$—	$—	(50,000)	$(6,433,805)
Distributions	(550,100)	(550,100)		—
Net Comprehensive Income (Loss)	524,878	524,878		—
Adjustment of Redeemable Capital Shares to Redemption Value related to Retained Earnings	25,222	25,222		(25,222)
Adjustment of Redeemable Capital Shares to Redemption Value	—	—		(1,657,530)
Balance at September 30, 2025	$—	$—	650,000	$84,217,306

	Retained Earnings	Total Shareholders’ Equity	Shares	Redeemable Capital Shares
Balance at June 30, 2024	$—	$—	450,000	$54,790,904
Purchases of Shares	—	—	200,000	24,934,540
Redemption of Shares	—	—	(150,000)	(18,520,426)
Net Increase (Decrease) due to Share Transactions	$—	$—	50,000	$6,414,114
Distributions	(431,479)	(431,479)		—
Net Comprehensive Income (Loss)	446,074	446,074		—
Adjustment of Redeemable Capital Shares to Redemption Value related to Retained Earnings	(14,595)	(14,595)		14,595
Adjustment of Redeemable Capital Shares to Redemption Value	—	—		3,368,993
Balance at September 30, 2024	$—	$—	500,000	$64,588,606

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco CurrencyShares® British Pound Sterling Trust

Statements of Changes in Shareholders’ Equity and Redeemable Capital Shares

For the Nine Months Ended September 30, 2025 and 2024

(Unaudited)

	Retained Earnings	Total Shareholders’ Equity	Shares	Redeemable Capital Shares
Balance at December 31, 2024	$—	$—	500,000	$60,300,277
Purchases of Shares	—	—	500,000	63,315,014
Redemption of Shares	—	—	(350,000)	(43,618,823)
Net Increase (Decrease) due to Share Transactions	$—	$—	150,000	$19,696,191
Distributions	(1,398,917)	(1,398,917)		—
Net Comprehensive Income (Loss)	1,375,248	1,375,248		—
Adjustment of Redeemable Capital Shares to Redemption Value related to Retained Earnings	23,669	23,669		(23,669)
Adjustment of Redeemable Capital Shares to Redemption Value	—	—		4,244,507
Balance at September 30, 2025	$—	$—	650,000	$84,217,306

	Retained Earnings	Total Shareholders’ Equity	Shares	Redeemable Capital Shares
Balance at December 31, 2023	$—	$—	700,000	$85,959,316
Purchases of Shares	—	—	450,000	55,278,983
Redemption of Shares	—	—	(650,000)	(79,466,450)
Net Increase (Decrease) due to Share Transactions	$—	$—	(200,000)	$(24,187,467)
Distributions	(1,591,112)	(1,591,112)		—
Net Comprehensive Income (Loss)	1,568,309	1,568,309		—
Adjustment of Redeemable Capital Shares to Redemption Value related to Retained Earnings	22,803	22,803		(22,803)
Adjustment of Redeemable Capital Shares to Redemption Value	—	—		2,839,560
Balance at September 30, 2024	$—	$—	500,000	$64,588,606

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco CurrencyShares® British Pound Sterling Trust

Statements of Cash Flows

For the Nine Months Ended September 30, 2025 and 2024

(Unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities
Net Comprehensive Income (Loss)	$1,375,248	$1,568,309
Adjustments to reconcile net comprehensive income (loss) to net cash provided by (used in) operating activities:
Change in operating assets and liabilities:
Receivable from accrued interest	(28,069)	113,858
Accrued Sponsor’s fee	8,889	(11,446)
Net cash provided by (used in) operating activities	1,356,068	1,670,721
Cash flows from financing activities
Distributions paid to shareholders	(1,398,917)	(1,591,112)
Proceeds from purchases of redeemable capital Shares	63,315,014	55,278,983
Redemptions of redeemable capital Shares	(43,618,823)	(79,466,450)
Increase (decrease) in payable for British Pound Sterling deposits overdrawn	9,207	(14,218)
Net cash provided by (used in) financing activities	18,306,481	(25,792,797)
Effect of exchange rate on cash	4,244,507	2,839,560
Net change in cash	23,907,056	(21,282,516)
Cash at beginning of period	60,154,130	85,722,013
Cash at end of period	$84,061,186	$64,439,497

Supplemental disclosure of cash flow information
Cash paid for interest	$—	$—

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco CurrencyShares® British Pound Sterling Trust

Notes to Unaudited Financial Statements

September 30, 2025

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

This Quarterly Report (the “Report”) covers the three and nine months ended September 30, 2025 and 2024. The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Trust’s financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC on February 26, 2025.

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

C.
Segment Reporting

The Trust represents a single operating segment. Subject to the oversight and, when applicable, approval of the Board of Managers, the Trust’s Sponsor acts as the Trust’s chief operating decision maker (“CODM”), assessing performance and making decisions about resource allocation. The CODM monitors the operating results as a whole and the Trust’s long-term strategic asset allocation is determined in accordance with the terms of its prospectus based on a defined investment strategy. The financial information provided to and reviewed by the CODM is consistent with that presented in the Trust’s financial statements.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Distributions per Share	$0.80	$0.96	$2.42	$3.03
Distributions paid	$550,100	$431,479	$1,398,917	$1,591,112

An income distribution for the month ended September 30, 2025 was paid on October 7, 2025 to holders of record as of October 1, 2025 at a rate of $0.23967 per Share and a total distribution of $155,786.

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

H.
Non-Recurring Fees and Expenses

In certain cases, the Trust will pay for some expenses in addition to the Sponsor’s fee. These exceptions include expenses not assumed by the Sponsor (i.e., expenses other than those identified in the preceding paragraph), expenses resulting from negative interest rates, taxes and governmental charges, expenses and costs of any extraordinary services performed by the Trustee or the Sponsor on behalf of the Trust or action taken by the Trustee or the Sponsor to protect the Trust or the interests of Shareholders, indemnification of the Sponsor under the Depositary Trust Agreement, audit fees and legal expenses in excess of $100,000 per year. The only expense of the Trust during the three and nine months ended September 30, 2025 and 2024 was the Sponsor’s fee.

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

Note 4 – British Pound Sterling Deposits

British Pound Sterling principal deposits are held in a British Pound Sterling-denominated, interest-bearing demand account. The interest rate in effect as of September 30, 2025 was an annual nominal rate of 2.66%. For the nine months ended September 30, 2025, there were British Pound Sterling principal deposits of 48,031,269 and British Pound Sterling principal redemptions of 33,621,888, resulting in an ending British Pound Sterling principal balance of 62,440,649. This equates to 84,061,186 USD. For the year ended December 31, 2024, there were British Pound Sterling principal deposits of 52,834,396 and British Pound Sterling principal redemptions of 72,046,904, resulting in an ending British Pound Sterling principal balance of 48,031,268. This equates to 60,154,130 USD.

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

Liquidity and Capital Resources

The Trust does not have any material cash requirements as of the end of the latest fiscal period. The Sponsor is not aware of any known trends, demands, commitments, events or uncertainties that will result in, or are reasonably likely to result in, material changes to the Trust’s liquidity and capital resources needs. The Trust’s Depository, JPMorgan Chase Bank, N.A., London Branch, maintains two deposit accounts for the Trust, a primary deposit account that may earn interest and a secondary deposit account that does not earn interest. Interest on the primary deposit account, if any, accrues daily and is paid monthly. The interest rate in effect as of September 30, 2025 was an annual nominal rate of 2.66%. The following chart provides the daily rate paid by the Depository since September 30, 2020:

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

FXB Distribution History
Date	Value	NAV	Yield	Annualized Yield
7/1/2025	$0.26625	$131.91	0.20%	2.46%
8/1/2025	$0.26470	$127.39	0.21%	2.45%
9/2/2025	$0.25315	$130.02	0.19%	2.29%

Critical Accounting Estimates

The financial statements and accompanying notes are prepared in accordance with U.S. GAAP. The preparation of these financial statements relies on estimates and assumptions that impact the Trust’s financial position and results of operations. These estimates and assumptions affect the Trust’s application of accounting policies. In addition, please refer to Note 3 to the financial statements of the Trust for further discussion of the Trust’s accounting policies and Item 7 – Management’s Discussions and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates included in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC on February 26, 2025.

There were no material estimates, which involve a significant level of estimation uncertainty and had or are reasonably likely to have had a material impact on the Trust's financial condition, used in the preparation of these financial statements.

Results of Operations

During the three and nine months ended September 30, 2025 and 2024, the Trust's net comprehensive income (loss) was, in part, impacted by market volatility resulting from global tariff gyrations and mounting U.S. economic uncertainty for 2025, and expectations around the Federal Reserve (the “Fed”) easing and heightened geopolitical concerns for both 2024 and 2025, which are considered to be unusual or infrequent events. Although the full and direct impact of global tariffs, U.S. economic concerns, Fed easing expectations and rising geopolitical tensions, on the Trust's net comprehensive income (loss) during the three and nine months ended September 30, 2025 and 2024, cannot be known, it is believed that they have each independently impacted the Closing Spot Rate, the interest rate paid by the Depository, and the global economy and markets generally, including the number of Shares created and redeemed by the Trust.

The British Pound Sterling (GBP/USD) came under some pressure in the third quarter of 2025. While the largest headwind was regained USD strength, the pound was also influenced by the combination of renewed central bank policy uncertainty and stagflation risk domestically. In the UK, fiscal sustainability concerns remained at the forefront ahead of the autumn budget deadline, as higher borrowing costs have strained public finances along with political pressures to retain higher spending levels. While UK inflation remained sticky, limiting the depth and pace of the Bank of England’s easing cycle, growth also faded, and policy uncertainty around these trends weighed on the pound.

The British Pound Sterling (GBP/USD) rallied in the third quarter of 2024 with the fund posting its strongest quarterly gain since the fourth quarter of 2022. The upward moves were mainly due to a falling U.S. dollar though growing optimism on UK’s economy also provided support. Improving retail sales growth and stubborn inflation fueled expectations that the Bank of England (BoE) would ease rates more gradually than other central banks, particularly the Fed, which kicked off its easing cycle in September.

The British Pound Sterling (GBP/USD) posted strong gains year-to-date through the third quarter of 2025, largely driven by sustained weakness in the U.S. dollar. In the first quarter, the pound advanced steadily as investors reacted to shifting expectations around U.S. monetary policy and growing concerns over the fiscal outlook in the U.S. This trend continued into the second quarter, with the dollar facing additional pressure from unclear trade policies and deteriorating sentiment toward American assets. However, the dollar recovered a bit in the third quarter, erasing some of the earlier gains in the pound. In the first quarter, while the greenback benefitted from positive economic data surprises and progress on trade agreements, headwinds from the first half of the year continued to blow – notably, the Fed returned to cutting rates in September and the USD debasement trade grew in popularity.

The British Pound Sterling (GBP/USD) ended the first three quarters of 2024 higher. While the pair saw strong gains in the third quarter of 2024, it fluctuated throughout the first half of the year, mainly on U.S. dollar moves. The Fed’s higher-for-longer rhetoric and sticky U.S. inflation pushed out expectations for rate cuts, boosting the dollar. However, British inflation also held up better than expected, dimming rate cut bets for the Bank of England, and provided some support on the downside. In the third quarter of 2024, a resilient UK economy and stubborn inflation kept a more hawkish tone on BoE easing expectations, while the Fed kicked off its easing cycle in September, which a large 0.50% cut. Higher rates boost the appeal of a country’s currency, in this case, the sterling.

Additionally, the interest rate paid by the Depository has generally trended downward over the past year with the current interest rate of 2.66%, as set forth in the FXB Rate Chart above. As long as the interest income, if any, exceed the Sponsor’s fee and the interest expense on currency deposits, the Trust will incur a net comprehensive income.

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

Item 4. Controls and Procedures.

Under the supervision and with the participation of the management of the Sponsor, including Brian Hartigan, its Principal Executive Officer, and Kelli Gallegos, its Principal Financial and Accounting Officer, Investment Pools, the Trust carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report, and, based upon that evaluation, Brian Hartigan, the Principal Executive Officer of the Sponsor, and Kelli Gallegos, the Principal Financial and Accounting Officer, Investment Pools, of the Sponsor, concluded that the Trust’s disclosure controls and procedures were effective to provide reasonable assurance that information the Trust is required to disclose in the reports that it files or submits with the Securities and Exchange Commission (the “SEC”) under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed by the Trust in the reports that it files or submits under the Exchange Act is accumulated and communicated to management of the Sponsor, including its Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in internal control over financial reporting (as defined in the Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the Trust's quarter ended September 30, 2025 that has materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

Not applicable.

Item 1A. Risk Factors.

Except for the modified risk factor set forth below, there have been no material changes from risk factors as previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 26, 2025.

Regulatory Matters

Changes to United States tariff and trade policies have increased the volatility of foreign exchange rates and may continue to do so. This volatility could materially and adversely affect the performance of the Shares.

The United States, under the Trump administration, has implemented significant tariff increases on imports from a large number of countries, affecting a broad array of goods, and has signaled that additional tariffs may be imposed. These actions are part of a broader shift in U.S. trade policy that has at times been difficult to predict. The potential for further escalation, including the imposition of new or higher tariffs with limited notice, has contributed to increased uncertainty in global markets. In response, other countries, including China, have announced retaliatory measures. While some tariff reductions have been implemented pursuant to temporary arrangements between the United States and various trading partners, such measures remain subject to reversal. These developments have contributed to increased volatility in foreign exchange markets, including fluctuations in the USD/British Pound Sterling exchange rate. Sustained or increased volatility could materially and adversely affect the performance of the Shares.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) There have been no unregistered sales of Shares. No Shares are authorized for issuance by the Trust under equity compensation plans.

(b) Not applicable.

(c) Although the Trust does not redeem Shares directly from its shareholders, the Trust, from time to time, redeems Baskets from Authorized Participants. During the three months ended September 30, 2025, the Trust’s redemptions of Baskets from Authorized Participants, if any, are provided in the table below:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
July 1, 2025 to July 31, 2025	—	$—
August 1, 2025 to August 31, 2025	50,000	$127.73
September 1, 2025 to September 30, 2025	100,000	$129.59
Total	150,000	$128.97

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

31.1	Certification by Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.

104	The cover page of the Trust's Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted in Inline XBRL.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Invesco CurrencyShares® British Pound Sterling Trust

By:	Invesco Specialized Products, LLC
its Sponsor

Dated: November 6, 2025	By:	/s/ Brian Hartigan
	Name:	Brian Hartigan
	Title:	Principal Executive Officer

Dated: November 6, 2025	By:	/s/ Kelli Gallegos
	Name:	Kelli Gallegos
	Title:	Principal Financial and Accounting Officer, Investment Pools