Form 10-Q
period 2026-06-30
Invesco CurrencyShares British Pound Sterling Trust
filed 2026-08-07
CIK 1353611

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2026

or

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

Indicate the number of outstanding Redeemable Capital Shares as of June 30, 2026: 600,000

INVESCO CURRENCYSHARES® BRITISH POUND STERLING TRUST

QUARTER ENDED June 30, 2026

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Invesco CurrencyShares® British Pound Sterling Trust

Statements of Financial Condition

June 30, 2026 and December 31, 2025

(Unaudited)

	June 30, 2026	December 31, 2025
Assets
British Pound Sterling deposits, interest bearing	$76,499,153	$83,985,432
U.S. Dollar Cash at Depository	—	172,271
Receivable from accrued interest	154,735	175,120
Total Assets	$76,653,888	$84,332,823
Liabilities
British Pound deposits, non-interest bearing, overdrawn	$32	$175,485
Due to Broker	—	10,798
Redemptions payable	—	6,460,418
Accrued Sponsor’s fee	25,172	29,054
Total Liabilities	25,204	6,675,755
Commitments and Contingent Liabilities (Note 8)
Redeemable Capital Shares and Shareholders’ Equity
Redeemable Capital Shares, at redemption value, no par value, 600,000 and 600,000, issued and outstanding, respectively	76,628,684	77,657,068
Shareholders’ Equity:
Retained Earnings	—	—
Total Liabilities, Redeemable Capital Shares and Shareholders’ Equity	$76,653,888	$84,332,823

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco CurrencyShares® British Pound Sterling Trust

Statements of Comprehensive Income

For the Three and Six Months Ended June 30, 2026 and 2025

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Income
Interest Income	$492,432	$574,321	$941,219	$980,526
Total Income	492,432	574,321	941,219	980,526
Expenses
Sponsor’s fee	(80,142)	(78,380)	(153,374)	(130,156)
Total Expenses	(80,142)	(78,380)	(153,374)	(130,156)
Net Comprehensive Income (Loss)	$412,290	$495,941	$787,845	$850,370
Basic and Diluted Earnings (Loss) per Share	$0.69	$0.80	$1.34	$1.62
Weighted-average Shares Outstanding	600,549	616,484	585,912	524,309

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco CurrencyShares® British Pound Sterling Trust

Statements of Changes in Shareholders’ Equity and Redeemable Capital Shares

For the Three Months Ended June 30, 2026 and 2025

(Unaudited)

	Retained Earnings	Total Shareholders' Equity	Shares	Redeemable Capital Shares
Balance at March 31, 2026	$—	$—	650,000	$82,484,801
Purchases of Shares	—	—	250,000	32,505,994
Redemption of Shares	—	—	(300,000)	(38,525,627)
Net Increase (Decrease) due to Share Transactions	$—	$—	(50,000)	$(6,019,633)
Distributions	(425,126)	(425,126)		—
Net Comprehensive Income (Loss)	412,290	412,290		—
Adjustment of Redeemable Capital Shares to Redemption Value related to Retained Earnings	12,836	12,836		(12,836)
Adjustment of Redeemable Capital Shares to Redemption Value	—	—		176,352
Balance at June 30, 2026	$—	$—	600,000	$76,628,684

	Retained Earnings	Total Shareholders' Equity	Shares	Redeemable Capital Shares
Balance at March 31, 2025	$—	$—	450,000	55,922,998
Purchases of Shares	—	—	300,000	38,364,093
Redemption of Shares	—	—	(50,000)	(6,379,521)
Net Increase (Decrease) due to Share Transactions	$—	$—	250,000	$31,984,572
Distributions	(486,806)	(486,806)		—
Net Comprehensive Income (Loss)	495,941	495,941		—
Adjustment of Redeemable Capital Shares to Redemption Value related to Retained Earnings	(9,135)	(9,135)		9,135
Adjustment of Redeemable Capital Shares to Redemption Value	—	—		4,417,158
Balance at June 30, 2025	$—	$—	700,000	92,333,863

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco CurrencyShares® British Pound Sterling Trust

Statements of Changes in Shareholders’ Equity and Redeemable Capital Shares

For the Six Months Ended June 30, 2026 and 2025

(Unaudited)

	Retained Earnings	Total Shareholders' Equity	Shares	Redeemable Capital Shares
Balance at December 31, 2025	$—	$—	600,000	$77,657,068
Purchases of Shares	—	—	350,000	45,326,082
Redemption of Shares	—	—	(350,000)	(44,984,846)
Net Increase (Decrease) due to Share Transactions	$—	$—	$—	$341,236
Distributions	(818,142)	(818,142)		—
Net Comprehensive Income (Loss)	787,845	787,845		—
Adjustment of Redeemable Capital Shares to Redemption Value related to Retained Earnings	30,297	30,297		(30,297)
Adjustment of Redeemable Capital Shares to Redemption Value	—	—		(1,339,323)
Balance at June 30, 2026	$—	$—	600,000	$76,628,684

	Retained Earnings	Total Shareholders' Equity	Shares	Redeemable Capital Shares
Balance at December 31, 2024	$—	$—	500,000	$60,300,277
Purchases of Shares	—	—	400,000	50,403,818
Redemption of Shares	—	—	(200,000)	(24,273,822)
Net Increase (Decrease) due to Share Transactions	$—	$—	200,000	$26,129,996
Distributions	(848,817)	(848,817)		—
Net Comprehensive Income (Loss)	850,370	850,370		—
Adjustment of Redeemable Capital Shares to Redemption Value related to Retained Earnings	(1,553)	(1,553)		1,553
Adjustment of Redeemable Capital Shares to Redemption Value	—	—		5,902,037
Balance at June 30, 2025	$—	$—	700,000	$92,333,863

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco CurrencyShares® British Pound Sterling Trust

Statements of Cash Flows

For the Six Months Ended June 30, 2026 and 2025

(Unaudited)

	2026	2025
Cash flows from operating activities
Net Comprehensive Income (Loss)	$787,845	$850,370
Adjustments to reconcile net comprehensive income (loss) to net cash provided by (used in) operating activities:
Change in operating assets and liabilities:
Receivable from accrued interest	20,385	(38,711)
Accrued Sponsor’s fee	(3,882)	8,334
Due to Broker	(10,798)	—
Net cash provided by (used in) operating activities	793,550	819,993
Cash flows from financing activities
Distributions paid to shareholders	(818,142)	(848,817)
Proceeds from purchases of redeemable capital Shares	45,326,082	50,403,818
Redemptions of redeemable capital Shares	(51,458,657)	(24,273,822)
Increase (decrease) in payable for British Pound Sterling deposits overdrawn	(175,453)	—
Net cash provided by (used in) financing activities	(7,126,170)	25,281,179
Effect of exchange rate on cash	(1,325,930)	5,902,037
Net change in cash	(7,658,550)	32,003,209
Cash at beginning of period	84,157,703	60,154,130
Cash at end of period	$76,499,153	$92,157,339
Supplemental disclosure of cash flow information
Cash paid for interest	$—	$—

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco CurrencyShares® British Pound Sterling Trust

Notes to Unaudited Financial Statements

June 30, 2026

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

This Quarterly Report (the “Report”) covers the three and six months ended June 30, 2026 and 2025. The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Trust’s financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC on March 2, 2026.

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

The Trust may hold a USD cash balance to pay the Trust's expenses and distribute excess interest. These amounts are reflected as USD cash at Depository on the Statements of Financial Condition.

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

The table below shows distributions per Share and in total for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Distributions per Share	$0.71	$0.79	$1.40	$1.62
Distributions paid	$425,126	$486,806	$818,142	$848,817

An income distribution for the month ended June 30, 2026 was paid on July 8, 2026 to holders of record as of July 1, 2026 at a rate of $0.2154 per Share and a total distribution of $129,240.

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

H.
Non-Recurring Fees and Expenses

In certain cases, the Trust will pay for some expenses in addition to the Sponsor’s fee. These exceptions include expenses not assumed by the Sponsor (i.e., expenses other than those identified in the preceding paragraph), expenses resulting from negative interest rates, taxes and governmental charges, expenses and costs of any extraordinary services performed by the Trustee or the Sponsor on behalf of the Trust or action taken by the Trustee or the Sponsor to protect the Trust or the interests of Shareholders, indemnification of the Sponsor under the Depositary Trust Agreement, audit fees and legal expenses in excess of $100,000 per year. The only expense of the Trust during the three and six months ended June 30, 2026 and 2025 was the Sponsor’s fee.

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

Note 4 – British Pound Sterling Deposits

British Pound Sterling principal deposits are held in a British Pound Sterling-denominated, interest-bearing demand account. The interest rate in effect as of June 30, 2026 was an annual nominal rate of 2.46%. For the six months ended June 30, 2026, there were British Pound Sterling principal deposits of 33,657,938 and British Pound Sterling principal redemptions of 33,655,223, resulting in an ending British Pound Sterling principal balance of 57,640,237. This equates to 76,499,153 USD. For the year ended December 31, 2025, there were British Pound Sterling principal deposits of 72,046,904 and British Pound Sterling principal redemptions of 62,440,650, resulting in an ending British Pound Sterling principal balance of 57,637,522. This equates to 77,525,014 USD (which includes USD redemptions payable).

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

Neither Invesco Specialized Products, LLC (the “Sponsor”) nor any other person assumes responsibility for the accuracy or completeness of forward-looking statements contained in this report. The forward-looking statements are made as of the date of this report and will not be revised or updated to reflect actual results or changes in the Sponsor’s expectations or predictions.

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

Liquidity and Capital Resources

The Trust does not have any material cash requirements as of the end of the latest fiscal period. The Sponsor is not aware of any known trends, demands, commitments, events or uncertainties that will result in, or are reasonably likely to result in, material changes to the Trust’s liquidity and capital resources needs. The Trust’s Depository, JPMorgan Chase Bank, N.A., London Branch, primarily maintains two deposit accounts for the Trust, a primary deposit account that may earn interest and a secondary deposit account that does not earn interest. Interest on the primary deposit account, if any, accrues daily and is paid monthly. The interest rate in effect as of June 30, 2026 was an annual nominal rate of 2.46%. The following chart provides the daily rate paid by the Depository since June 30, 2021:

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

FXB Distribution History
Date	Value	NAV	Yield	Annualized Yield
4/1/2026	$0.22216	$126.90	0.18%	2.06%
5/1/2026	$0.22103	$130.75	0.17%	2.06%
6/1/2026	$0.22604	$129.70	0.17%	2.05%

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

Results of Operations

During the three and six months ended June 30, 2026 and 2025, the Trust’s net comprehensive income (loss) was, in part, impacted by periods of market volatility associated with evolving global macroeconomic and geopolitical conditions, which are considered to be unusual or infrequent events. For the three and six months ended June 30, 2026, these conditions included heightened geopolitical tensions, ongoing trade and fiscal policy uncertainty, and shifting expectations regarding the pace and timing of monetary policy actions by central banks, including the Federal Reserve. For the three and six months ended June 30, 2025, contributors to market volatility included concerns surrounding global economic growth, inflation dynamics, and expectations related to potential changes in monetary policy. Although the full and direct impact of these conditions on the Trust’s net comprehensive income (loss) during the three and six months ended June 30, 2026 and 2025 cannot be known, it is believed that they may have independently affected the Closing Spot Rate, the interest rate paid by the Depository, and global economic and market conditions generally, including the number of Shares created and redeemed by the Trust.

The British Pound Sterling (GBP) delivered negative performance during the second quarter of 2026 as the U.S. Dollar ("USD") strengthened amid a more hawkish U.S. interest rate outlook and continued safe-haven demand from geopolitical tensions. However, interest income helped the fund post a small gain to end the quarter. While progress toward a U.S.-Iran ceasefire and easing concerns over Middle East energy supply disruptions reduced some of the energy-related risks facing the U.K. economy, sterling was weighed down by signs of slowing U.K. economic growth and increased political uncertainty following Prime Minister Keir Starmer's resignation announcement in June. The Bank of England ("BoE") maintained the Bank Rate at 3.75% throughout the quarter, with some policymakers favoring rate hikes as inflation remained above target. This provided some support but was not enough to offset USD strength.

The British Pound Sterling (GBP/USD) ended the second quarter of 2025 significantly higher, driven primarily by continued weakness in the USD. Despite a 25 basis-point rate cut by the BoE during the quarter, the pound appreciated as investors moved away from the dollar amid persistent concerns over U.S. economic policy and deteriorating sentiment toward American assets. The dollar’s broad-based decline was the dominant force behind the pound’s strength, overshadowing domestic monetary policy decisions in the UK.

The British Pound Sterling (GBP) delivered negative performance year-to-date through the second quarter of 2026 as a stronger USD and heightened geopolitical uncertainty outweighed periods of sterling resilience. In the first quarter, GBP was pressured by rising Middle East tensions, which drove higher energy prices and increased demand for the USD as a safe-haven asset. During the second quarter, easing concerns over energy supply disruptions provided some relief, but sterling continued to face headwinds from slowing U.K. economic growth and heightened political uncertainty following Prime Minister Keir Starmer's resignation announcement in June. The BoE maintained a relatively restrictive policy stance throughout the period, including holding the Bank Rate at 3.75% in June with some policymakers favoring rate hikes, which provided some support, but was insufficient to overcome the broader strength of the USD.

The British Pound Sterling (GBP/USD) posted strong gains year-to-date through the second quarter 2025, largely driven by sustained weakness in the USD. In the first quarter, the pound advanced steadily as investors reacted to shifting expectations around U.S. monetary policy and growing concerns over the fiscal outlook in the U.S. That trend continued into the second quarter, with the USD facing additional pressure from unclear trade policies and deteriorating sentiment toward American assets. Despite a 25 basis-point rate cut by the BoE during the second quarter, the pound continued to strengthen, reflecting that the primary driver of performance has been the broad based decline in the USD.

Additionally, the interest rate paid by the Depository has generally trended downward over the past year, with the current interest rate at 2.46%, as set forth in the FXB Rate Chart above. As long as the interest income, if any, exceeds the Sponsor’s fee and the interest expense on currency deposits, the Trust will incur a net comprehensive income.

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

Item 4. Controls and Procedures.

Under the supervision and with the participation of the management of the Sponsor, including Brian Hartigan, its Principal Executive Officer, and Kelli Gallegos, its Principal Financial and Accounting Officer, Investment Pools, the Trust carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report, and, based upon that evaluation, Brian Hartigan, the Principal Executive Officer of the Sponsor, and Kelli Gallegos, the Principal Financial and Accounting Officer, Investment Pools, of the Sponsor, concluded that the Trust’s disclosure controls and procedures were effective to provide reasonable assurance that information the Trust is required to disclose in the reports that it files or submits with the Securities and Exchange Commission (the “SEC”) under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed by the Trust in the reports that it files or submits under the Exchange Act is accumulated and communicated to management of the Sponsor, including its Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) that occurred during the Trust's quarter ended June 30, 2026 that has materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

There are no material changes from the risk factors previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 2, 2026.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) There have been no unregistered sales of Shares. No Shares are authorized for issuance by the Trust under equity compensation plans.

(b) Not applicable.

(c) Although the Trust does not redeem Shares directly from its Shareholders, the Trust, from time to time, redeems Baskets from Authorized Participants. During the three months ended June 30, 2026, the Trust’s redemptions of Baskets from Authorized Participants, if any, are provided in the table below:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
April 1, 2026 to April 30, 2026	150,000	$128.20
May 1, 2026 to May 31, 2026	150,000	$128.64
June 1, 2026 to June 30, 2026	—	$—
Total	300,000	$128.42

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

31.1	Certification by Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.

104	The cover page of the Trust's Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, formatted in Inline XBRL.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Invesco CurrencyShares® British Pound Sterling Trust

By:	Invesco Specialized Products, LLC
its Sponsor

Dated: August 6, 2026	By:	/s/ Brian Hartigan
	Name:	Brian Hartigan
	Title:	Principal Executive Officer

Dated: August 6, 2026	By:	/s/ Kelli Gallegos
	Name:	Kelli Gallegos
	Title:	Principal Financial and Accounting Officer, Investment Pools