Form 10-Q
period 2026-09-30
Invesco CurrencyShares British Pound Sterling Trust
filed 2026-11-06
CIK 1353611

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2026

or

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

Indicate the number of outstanding Redeemable Capital Shares as of September 30, 2026: 700,000

INVESCO CURRENCYSHARES® BRITISH POUND STERLING TRUST

QUARTER ENDED September 30, 2026

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Invesco CurrencyShares® British Pound Sterling Trust

Statements of Financial Condition

September 30, 2026 and December 31, 2025

(Unaudited)

	September 30, 2026	December 31, 2025
Assets
British Pound Sterling deposits, interest bearing	$89,329,635	$83,985,432
British Pound Sterling deposits, non - interest bearing	25,565	—
U.S. Dollar Cash at Depository	—	172,271
Receivable from accrued interest	150,084	175,120
Total Assets	$89,505,284	$84,332,823
Liabilities
British Pound Sterling deposits, non-interest bearing, overdrawn	$—	$175,485
Due to Broker	—	10,798
Redemptions payable	—	6,460,418
Accrued Sponsor’s fee	24,426	29,054
Total Liabilities	24,426	6,675,755
Commitments and Contingent Liabilities (Note 8)
Redeemable Capital Shares and Shareholders’ Equity
Redeemable Capital Shares, at redemption value, no par value, 700,000 and 600,000, issued and outstanding, respectively	89,480,858	77,657,068
Shareholders’ Equity:
Retained Earnings	—	—
Total Liabilities, Redeemable Capital Shares and Shareholders’ Equity	$89,505,284	$84,332,823

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco CurrencyShares® British Pound Sterling Trust

Statements of Comprehensive Income

For the Three and Nine Months Ended September 30, 2026 and 2025

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Income
Interest Income	$445,282	$614,645	$1,386,501	$1,595,171
Total Income	445,282	614,645	1,386,501	1,595,171
Expenses
Sponsor’s fee	(72,470)	(89,767)	(225,844)	(219,923)
Total Expenses	(72,470)	(89,767)	(225,844)	(219,923)
Net Comprehensive Income (Loss)	$372,812	$524,878	$1,160,657	$1,375,248
Basic and Diluted Earnings (Loss) per Share	$0.67	$0.76	$2.01	$2.38
Weighted-average Shares Outstanding	557,065	686,413	576,190	578,938

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco CurrencyShares® British Pound Sterling Trust

Statements of Changes in Shareholders’ Equity and Redeemable Capital Shares

For the Three Months Ended September 30, 2026 and 2025

(Unaudited)

	Retained Earnings	Total Shareholders’ Equity	Shares	Redeemable Capital Shares
Balance at June 30, 2026	$—	$—	600,000	$76,628,684
Purchases of Shares	—	—	300,000	38,648,373
Redemption of Shares	—	—	(200,000)	(25,655,110)
Net Increase (Decrease) due to Share Transactions	$—	$—	100,000	$12,993,263
Distributions	(356,332)	(356,332)		—
Net Comprehensive Income (Loss)	372,812	372,812		—
Adjustment of Redeemable Capital Shares to Redemption Value related to Retained Earnings	(16,480)	(16,480)		16,480
Adjustment of Redeemable Capital Shares to Redemption Value	—	—		(157,569)
Balance at September 30, 2026	$—	$—	700,000	$89,480,858

	Retained Earnings	Total Shareholders’ Equity	Shares	Redeemable Capital Shares
Balance at June 30, 2025	$—	$—	700,000	$92,333,863
Purchases of Shares	—	—	100,000	12,911,196
Redemption of Shares	—	—	(150,000)	(19,345,001)
Net Increase (Decrease) due to Share Transactions	$—	$—	(50,000)	$(6,433,805)
Distributions	(550,100)	(550,100)		—
Net Comprehensive Income (Loss)	524,878	524,878		—
Adjustment of Redeemable Capital Shares to Redemption Value related to Retained Earnings	25,222	25,222		(25,222)
Adjustment of Redeemable Capital Shares to Redemption Value	—	—		(1,657,530)
Balance at September 30, 2025	$—	$—	650,000	$84,217,306

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco CurrencyShares® British Pound Sterling Trust

Statements of Changes in Shareholders’ Equity and Redeemable Capital Shares

For the Nine Months Ended September 30, 2026 and 2025

(Unaudited)

	Retained Earnings	Total Shareholders’ Equity	Shares	Redeemable Capital Shares
Balance at December 31, 2025	$—	$—	600,000	$77,657,068
Purchases of Shares	—	—	650,000	83,974,456
Redemption of Shares	—	—	(550,000)	(70,639,957)
Net Increase (Decrease) due to Share Transactions	$—	$—	$100,000	$13,334,499
Distributions	(1,174,474)	(1,174,474)		—
Net Comprehensive Income (Loss)	1,160,657	1,160,657		—
Adjustment of Redeemable Capital Shares to Redemption Value related to Retained Earnings	13,817	13,817		(13,817)
Adjustment of Redeemable Capital Shares to Redemption Value	—	—		(1,496,892)
Balance at September 30, 2026	$—	$—	700,000	$89,480,858

	Retained Earnings	Total Shareholders’ Equity	Shares	Redeemable Capital Shares
Balance at December 31, 2024	$—	$—	500,000	$60,300,277
Purchases of Shares	—	—	500,000	63,315,014
Redemption of Shares	—	—	(350,000)	(43,618,823)
Net Increase (Decrease) due to Share Transactions	$—	$—	150,000	$19,696,191
Distributions	(1,398,917)	(1,398,917)		—
Net Comprehensive Income (Loss)	1,375,248	1,375,248		—
Adjustment of Redeemable Capital Shares to Redemption Value related to Retained Earnings	23,669	23,669		(23,669)
Adjustment of Redeemable Capital Shares to Redemption Value	—	—		4,244,507
Balance at September 30, 2025	$—	$—	650,000	$84,217,306

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco CurrencyShares® British Pound Sterling Trust

Statements of Cash Flows

For the Nine Months Ended September 30, 2026 and 2025

(Unaudited)

	2026	2025
Cash flows from operating activities
Net Comprehensive Income (Loss)	$1,160,657	$1,375,248
Adjustments to reconcile net comprehensive income (loss) to net cash provided by (used in) operating activities:
Change in operating assets and liabilities:
Receivable from accrued interest	25,036	(28,069)
Accrued Sponsor’s fee	(4,628)	8,889
Due to Broker	(10,798)	—
Net cash provided by (used in) operating activities	1,170,267	1,356,068
Cash flows from financing activities
Distributions paid to shareholders	(1,174,474)	(1,398,917)
Proceeds from purchases of redeemable capital Shares	83,974,456	63,315,014
Redemptions of redeemable capital Shares	(77,113,768)	(43,618,823)
Increase (decrease) in payable for British Pound Sterling deposits overdrawn	(175,485)	9,207
Net cash provided by (used in) financing activities	5,510,729	18,306,481
Effect of exchange rate on cash	(1,483,499)	4,244,507
Net change in cash	5,197,497	23,907,056
Cash at beginning of period	84,157,703	60,154,130
Cash at end of period	$89,355,200	$84,061,186
Supplemental disclosure of cash flow information
Cash paid for interest	$—	$—

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco CurrencyShares® British Pound Sterling Trust

Notes to Unaudited Financial Statements

September 30, 2026

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

The investment objective of the Trust is for the Trust’s shares (the “Shares”) to reflect the price in U.S. Dollars (“USD”) of the British Pound Sterling plus accrued interest, if any, less the Trust’s expenses and liabilities. The Shares are intended to provide investors with a simple, cost-effective means of gaining investment benefits similar to those of holding British Pounds Sterling. The Trust’s assets primarily consist of British Pounds Sterling deposits held on demand in two deposit accounts maintained by the Depository: a primary deposit account that may earn interest and a secondary deposit account that does not earn interest. The secondary deposit account is used to account for any interest that may be received and paid out on creations and redemptions of blocks of 50,000 Shares (“Baskets”). The secondary account is also used to account for interest earned, if any, on the primary deposit account, pay Trust expenses and distribute any excess interest to holders of Shares (“Shareholders”) on a monthly basis.

This Quarterly Report (the “Report”) covers the three and nine months ended September 30, 2026 and 2025. The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Trust’s financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC on March 2, 2026.

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

The Trust may hold a USD cash balance to pay the Trust's expenses and distribute excess interest. These amounts are reflected as USD cash at the Depository on the Statements of Financial Condition.

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

The table below shows distributions per Share and in total for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Distributions per Share	$0.64	$0.80	$2.04	$2.42
Distributions paid	$356,332	$550,100	$1,174,474	$1,398,917

An income distribution for the month ended September 30, 2026 was paid on October 7, 2026 to holders of record as of October 1, 2026 at a rate of $0.2154 per Share and a total distribution of $150,752.

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

H.
Non-Recurring Fees and Expenses

In certain cases, the Trust will pay for some expenses in addition to the Sponsor’s fee. These exceptions include expenses not assumed by the Sponsor (i.e., expenses other than those identified in the preceding paragraph), expenses resulting from negative interest rates, taxes and governmental charges, expenses and costs of any extraordinary services performed by the Trustee or the Sponsor on behalf of the Trust or action taken by the Trustee or the Sponsor to protect the Trust or the interests of Shareholders, indemnification of the Sponsor under the Depositary Trust Agreement, and audit fees and legal expenses in excess of $100,000 per year. The only expense of the Trust during the three and nine months ended September 30, 2026 and 2025 was the Sponsor’s fee.

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

Note 4 – British Pound Sterling Deposits

British Pound Sterling principal deposits are held in a British Pound Sterling-denominated, interest-bearing demand account. The interest rate in effect as of September 30, 2026 was an annual nominal rate of 2.46%. For the nine months ended September 30, 2026, there were British Pound Sterling principal deposits of 62,440,650 and British Pound Sterling principal redemptions of 52,834,396, resulting in an ending British Pound Sterling principal balance of 67,243,776. This equates to 89,355,200 USD. For the year ended December 31, 2025, there were British Pound Sterling principal deposits of 72,046,904 and British Pound Sterling principal redemptions of 62,440,650, resulting in an ending British Pound Sterling principal balance of 57,637,522. This equates to 77,525,014 USD (which includes USD redemptions payable).

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

Note 8 – Commitments and Contingencies

The Sponsor, either in its own capacity or in its capacity as the Sponsor and on behalf of the Trust, has entered into various service agreements that contain a variety of representations, or provide indemnification provisions related to certain risks service providers undertake in performing services for the Trust. The Trust’s organizational documents provide for the Trust to indemnify the Sponsor and any affiliate of the Sponsor that provides services to the Trust to the maximum extent permitted by applicable law, subject to certain exceptions for disqualifying conduct by the Sponsor or such an affiliate. The Trust’s maximum exposure under these arrangements is unknown as this would involve future claims that may be made against the Trust that have not yet occurred. Further, the Trust has not had prior claims or losses pursuant to these contracts. Accordingly, the Sponsor expects the risk of loss to be remote.

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

Liquidity and Capital Resources

The Trust does not have any material cash requirements as of the end of the latest fiscal period. The Sponsor is not aware of any known trends, demands, commitments, events or uncertainties that will result in, or are reasonably likely to result in, material changes to the Trust’s liquidity and capital resources needs. The Trust’s Depository, JPMorgan Chase Bank, N.A., London Branch, primarily maintains two deposit accounts for the Trust, a primary deposit account that may earn interest and a secondary deposit account that does not earn interest. Interest on the primary deposit account, if any, accrues daily and is paid monthly. The interest rate in effect as of September 30, 2026 was an annual nominal rate of 2.46%. The following chart provides the daily rate paid by the Depository since September 30, 2021:

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

FXB Distribution History
Date	Value	NAV	Yield	Annualized Yield
7/1/2026	$0.21540	$127.71	0.17%	2.05%
8/3/2026	$0.22621	$129.50	0.17%	2.06%
9/1/2026	$0.22743	$130.47	0.17%	2.05%

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

Results of Operations

During the three and nine months ended September 30, 2026 and 2025, the Trust’s net comprehensive income (loss) was, in part, impacted by periods of market volatility associated with evolving global macroeconomic and geopolitical conditions, which are considered to be unusual or infrequent events. For the three and nine months ended September 30, 2026, these conditions included heightened geopolitical tensions, ongoing trade and fiscal policy uncertainty, and shifting expectations regarding the pace and timing of monetary policy actions by central banks, including the Federal Reserve. For the three and nine months ended September 30, 2025, contributors to market volatility included concerns surrounding global economic growth, inflation dynamics, and expectations related to potential changes in monetary policy. Although the full and direct impact of these conditions on the Trust’s net comprehensive income (loss) during the three and nine months ended September 30, 2026 and 2025 cannot be known, it is believed that they have each independently impacted the Closing Spot Rate, the interest rate paid by the Depository, and the global economy and markets, including the number of Shares created and redeemed by the Trust.

The British pound (GBP) delivered flat performance during the third quarter of 2026. Sterling strengthened through much of the summer as the U.S. dollar softened and investors reassessed the outlook for Bank of England policy, but those gains faded in September as resilient U.S. economic data, a Federal Reserve rate hike and resulting higher U.S. yields supported the dollar. In the UK, the Bank of England held rates steady at 3.75% at each of it's meetings in both July and September, though some policymakers favored an increase as higher energy costs pushed inflation upward. Expectations that UK rates could remain elevated helped support the pound, though softer labor-market conditions, concerns about the growth outlook and fiscal uncertainty remained headwinds for the pound.

The British Pound Sterling (GBP/USD) came under some pressure in the third quarter of 2025. While the largest headwind was regained USD strength, the pound was also influenced by the combination of renewed central bank policy uncertainty and stagflation risk domestically. In the UK, fiscal sustainability concerns remained at the forefront ahead of the autumn budget deadline, as higher borrowing costs had strained public finances along with political pressures to retain higher spending levels. While UK inflation remained sticky, limiting the depth and pace of the Bank of England’s easing cycle, growth also faded, and policy uncertainty around these trends weighed on the pound.

The British Pound Sterling (GBP) delivered modestly negative performance year-to-date through the third quarter of 2026 as periods of Sterling strength were outweighed by renewed U.S. dollar gains. The pound faced pressure earlier in the year from geopolitical uncertainty, higher energy costs and concerns about UK growth and political stability. Sterling recovered during parts of the summer as the dollar weakened and expectations for tighter Bank of England policy increased, but the advance reversed late in the third quarter as the September Federal Reserve rate hike boosted U.S. yields, favoring the U.S. dollar. The Bank of England maintained Bank Rate at 3.75% through September, with a minority of policymakers supporting a hike as inflation rose, providing some support for sterling but not enough to offset broader dollar strength over the period.

The British Pound Sterling (GBP/USD) posted strong gains year-to-date through the third quarter of 2025, largely driven by sustained weakness in the U.S. dollar. In the first quarter, the pound advanced steadily as investors reacted to shifting expectations around U.S. monetary policy and growing concerns over the fiscal outlook in the U.S. This trend continued into the second quarter, with the dollar facing additional pressure from unclear trade policies and deteriorating sentiment toward American assets. However, the dollar recovered modestly in the third quarter, erasing some of the earlier gains in the pound. In the third quarter, while the U.S. Dollar benefitted from positive economic data surprises and progress on trade agreements, headwinds from the first half of the year persisted – notably, the Federal Reserve returned to cutting rates in September and the USD debasement trade grew in popularity.

Additionally, the interest rate paid by the Depository has remained flat over the past year, with the current interest rate at 2.46%, as set forth in the FXB Rate Chart above. As long as the interest income, if any, exceeds the Sponsor’s fee and the interest expense on currency deposits, the Trust will generate net comprehensive income.

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

Item 4. Controls and Procedures.

Under the supervision and with the participation of the management of the Sponsor, including Brian Hartigan, its Principal Executive Officer, and Lori Anello, its Principal Financial and Accounting Officer, Investment Pools, the Trust carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report, and, based upon that evaluation, Brian Hartigan, the Principal Executive Officer of the Sponsor, and Lori Anello, the Principal Financial and Accounting Officer, Investment Pools, of the Sponsor, concluded that the Trust’s disclosure controls and procedures were effective to provide reasonable assurance that information the Trust is required to disclose in the reports that it files or submits with the Securities and Exchange Commission (the “SEC”) under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed by the Trust in the reports that it files or submits under the Exchange Act is accumulated and communicated to management of the Sponsor, including its Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) that occurred during the Trust's quarter ended September 30, 2026 that has materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting.

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

(b) Not applicable.

(c) Although the Trust does not redeem Shares directly from its Shareholders, the Trust, from time to time, redeems Baskets from Authorized Participants. During the three months ended September 30, 2026, the Trust’s redemptions of Baskets from Authorized Participants, if any, are provided in the table below:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
July 1, 2026 to July 31, 2026	200,000	$128.28
August 1, 2026 to August 31, 2026	—	$—
September 1, 2026 to September 30, 2026	—	$—
Total	200,000	$128.28

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the period covered by this Quarterly Report, none of the members of the Sponsor responsible for overseeing the business and operations of the Trust adopted, modified or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

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

31.1	Certification by Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification by Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification by Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification by Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.

104	The cover page of the Trust's Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, formatted in Inline XBRL.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Invesco CurrencyShares® British Pound Sterling Trust

By:	Invesco Specialized Products, LLC
its Sponsor

Dated: November 5, 2026	By:	/s/ Brian Hartigan
	Name:	Brian Hartigan
	Title:	Principal Executive Officer

Dated: November 5, 2026	By:	/s/ Lori Anello
	Name:	Lori Anello
	Title:	Principal Financial and Accounting Officer, Investment Pools